Form 10-Q
period 2019-06-30
Tuscan Holdings Corp. II
filed 2019-08-27
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38970

TUSCAN HOLDINGS CORP. II
(Exact name of registrant as specified in its charter)

Delaware	83-3853706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 E. 57th Street, 17th Floor New York, NY 10022
(Address of Principal Executive Offices, including zip code)

(646) 948-7100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock and one-half of one redeemable warrant	THCAU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	THCA	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	THCAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒      No ☐

As of August 26, 2019, there were 21,987,500 ordinary shares, $0.0001 par value per share issued and outstanding.

TUSCAN HOLDINGS CORP. II

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheet as of June 30, 2019 (unaudited)	1

	Condensed Statements of Operations for the Three Months Ended June 30, 2019 and for the Period from March 5, 2019 (inception) through June 30, 2019 (unaudited)	2

	Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2019 and for the Period from March 5, 2019 (inception) through June 30, 2019 (unaudited)	3

	Condensed Statement of Cash Flows for the Period from March 5, 2019 (inception) though June 30, 2019 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Control and Procedures	14

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	16

SIGNATURES		17

i

TUSCAN HOLDINGS CORP. II

CONDENSED BALANCE SHEET

JUNE 30, 2019

(Unaudited)

ASSETS
Current assets
Cash	$4,144
Other receivable	16
Total Current Assets	4,160

Deferred offering costs	98,063
Total Assets	$102,223

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$2,500
Promissory note – related party	74,000
Total Current Liabilities	76,500

Commitments

Stockholders’ Equity
Preference stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,500,000 shares issued and outstanding (1)	450
Additional paid in capital	25,644
Accumulated deficit	(371)
Total Stockholders’ Equity	25,723
Total Liabilities and Stockholders’ Equity	$102,223

(1)	Included an aggregate of up to 562,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2019	For the Period From March 5, 2019 (inception) through June 30, 2019

Formation and operating costs	$29	$371
Net Loss	$(29)	$(371)

Weighted average shares outstanding, basic and diluted (1)	3,937,500	3,937,500

Basic and diluted net loss per common share	$(0.00)	$(0.00)

(1)	Excluded an aggregate of up to 562,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – March 5, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Issuance of Representative Shares	187,500	19	1,075	—	1,094

Net loss	—	—	—	(342)	(342)

Balance – March 31, 2019 (unaudited)	4,500,000	450	25,644	(342)	25,752

Net loss	—	—	—	(29)	(29)

Balance – June 30, 2019 (unaudited)	4,500,000	$450	$25,644	$(371)	$25,723

(1)	Included an aggregate of up to 562,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 5, 2019 (INCEPTION) THROUGH JUNE 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(371)
Net cash used in operating activities	(371)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	75,000
Repayment of promissory note - related party	(1,000)
Payment of offering costs	(69,485)
Net cash provided by financing activities	4,515

Net Change in Cash	4,144
Cash – Beginning	—
Cash – Ending	$4,144

Non-cash investing and financing activities:
Issuance of Representative Shares	$1,094
Offering costs included in accrued offering costs	$2,500
Deferred offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tuscan Holdings Corp. II (the “Company”) was incorporated in Delaware on March 5, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus its search on companies in the cannabis industry. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from March 5, 2019 (inception) through June 30, 2019 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on July 11, 2019. On July 16, 2019, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 215,000 units (the “Private Units”) at a price of $10.00 per Private Unit and the sale of 2,150,000 warrants (the “Private Warrants” and, together with the Private Units, the “Private Securities”) at a price of $1.00 per Private Warrant in a private placement to Tuscan Holdings Acquisition II LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designee, generating gross proceeds of $4,300,000, which is described in Note 4.

Transaction costs amounted to $3,954,190, consisting of $3,450,000 of underwriting fees and $504,190 of other offering costs. In addition, $1,015,739 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on July 16, 2019, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Securities was placed in a trust account (the “Trust Account”) which were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

On July 18, 2019, the underwriters exercised their over-allotment option in full, resulting in an additional 2,250,000 Units issued on July 19, 2019 for $22,500,000, less the underwriters’ discount of $450,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 22,500 Private Units at $10.00 per Private Unit and the sale of an additional 225,000 Private Warrants at $1.00 per Private Warrant, generating total proceeds of $450,000. A total of $22,500,000 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $172,500,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Securities, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations and up to $250,000 per 12-month period for working capital requirements). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and EarlyBirdCapital (and its designee) have agreed to vote their Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 7), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

The Sponsor and EarlyBirdCapital (and its designee) have agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares, Representative Shares and Private Shares if the Company fails to consummate a Business Combination, and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has until April 16, 2021 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Insiders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Insiders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 15, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 16, 2019 and July 22, 2019. The interim results for the period from March 5, 2019 (inception) through June 30, 2019 are not necessarily indicative of the results to be expected for the period ending December 31, 2019 or for any future periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the period from March 5, 2019 (inception) to June 30, 2019.

Net loss per common share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that were subject to forfeiture to the extent the over-allotment option was not exercised by the underwriters (see Note 7). At June 30, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). On July 19, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 2,250,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital and its designee purchased an aggregate of 215,000 Private Units at a price of $10.00 per Private Unit, and 2,150,000 Private Warrants at a price of $1.00 per Private Warrant for an aggregate purchase price of $4,300,000. The Sponsor purchased 179,638 Private Units and EarlyBirdCapital and its designee purchased an aggregate of 35,362 Private Units. In addition, the Sponsor purchased 1,796,380 Private Warrants and EarlyBirdCapital and its designee purchased an aggregate of 353,620 Private Warrants. On July 19, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the Sponsor and EarlyBirdCapital and its designee purchased an aggregate of 22,500 additional Private Units, of which 18,800 Private Units were purchased by the Sponsor and 3,700 Private Units were purchased by EarlyBirdCapital and its designee, for an aggregate purchase price of $225,000. In addition, in connection with the underwriters’ exercise of the over-allotment option in full, the Sponsor and EarlyBirdCapital and its designee purchased an aggregate of 225,000 additional Private Warrants, of which 188,000 Private Warrants were purchased by the Sponsor and 37,000 Private Warrants were purchased by EarlyBirdCapital and its designee, for an aggregate purchase price of $225,000. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the Private Securities were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Securities will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Securities and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2019, the Sponsor purchased 3,593,750 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On July 11, 2019, the Company effected a stock dividend of 0.2 share for each share outstanding (the “stock dividend”), resulting in an aggregate of 4,312,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over -allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and Representative Shares) (see Note 7). In connection with the underwriters’ exercise of the over-allotment option in full, 562,500 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until, with respect to 50% of the Founder Shares, the earlier of one year after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Founder Shares, until the one year after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

In March 2019, the Company issued an unsecured promissory note to the Company’s Chief Executive Officer (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2019, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. As of June 30, 2019, borrowings amounting to $74,000 are outstanding under the Promissory Note. The Promissory Note was subsequently paid with proceeds from the Initial Public Offering.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $750,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit and up to $750,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The units and warrants would be identical to the Private Units and Private Warrants, respectively.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support.

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on July 11, 2019, the holders of the Founder Shares, Representative Shares, Private Securities, and any units and warrants that may be issued upon conversion of Working Capital Loans (and all underlying securities) will be entitled to registration rights. The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Representative Shares, Private Securities or units and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time commencing after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to $6,037,500 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating a Business Combination.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2019, there were 4,500,000 shares of common stock issued and outstanding, of which an aggregate of up to 562,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part.

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the public warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to the warrant holders; and
●	If, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of an initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummated an initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Representative Shares

On March 5, 2019, the Company issued to the designees of EarlyBirdCapital 187,500 shares of common stock (after giving effect to the stock dividend on July 11, 2019) (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $1,094 based upon the price of the Founder Shares issued to the Sponsor. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tuscan Holdings Corp. II References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tuscan Holdings Acquisition II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 5, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Securities, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a Business Combination:

●	may significantly reduce the equity interest of our stockholders;
●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2019 (inception) through June 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019 and for the period from March 5, 2019 (inception) through June 30, 2019, we had a net loss of $29 and $371, respectively, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $4,144. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and loans from our Chief Executive Officer.

Subsequent to the period covered by this Quarterly Report, on July 16, 2019, we consummated the Initial Public Offering of 15,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $150,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 215,000 Private Units at a price of $10.00 per Private Unit and the sale of 2,150,000 Private Warrants at a price of $1.00 per Private Warrant in a private placement to the Sponsor and EarlyBirdCapital and its designee, generating gross proceeds of $4,300,000.

On July 18, 2019, the underwriters exercised their over-allotment option in full, resulting in an additional 2,250,000 Units issued on July 19, 2019 for $22,500,000, less the underwriters’ discount of $450,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 22,500 Private Units at $10.00 per Private Unit and the sale of an additional 225,000 Private Warrants at $1.00 per Private Warrant, generating total proceeds of $450,000. A total of $22,500,000 was deposited into the Trust Account.

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Securities, a total of $172,500,000 was placed in the Trust Account and we had $1,015,739 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $3,954,190 in transaction costs, including $3,450,000 of underwriting fees, and $504,190 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $750,000 of such loans may be convertible into units and up to $750,000 of such loans may be convertible into warrants identical to the Private Units and Private Warrants, at a price of $10.00 per unit and $1.00 per warrant at the option of the lender, respectively.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as described below.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies:

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2019, the Sponsor purchased 3,593,750 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On July 11, 2019, we effected a stock dividend of 0.2 share for each outstanding share, resulting in our initial stockholders holding an aggregate of 4,312,500 founder shares. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On July 16, 2019, we consummated the Initial Public Offering of 15,000,000 Units. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager and I-Bankers Securities, Inc acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-232205). The Securities and Exchange Commission declared the registration statement effective on July 11, 2019.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and EarlyBirdCapital consummated the private placement of an aggregate of 215,000 units at a price of $10.00 per Private Unit, and 2,150,000 warrants at a price of $1.00 per Private Warrant, generating total proceed of $4,300,000. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On July 18, 2019, the underwriters exercised their over-allotment option in full, resulting in an additional 2,250,000 Units issued on July 19, 2019 for $22,500,000, less the underwriters’ discount of $450,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 22,500 Private Units at $10.00 per Private Unit and the sale of an additional 225,000 Private Warrants at $1.00 per Private Warrant, generating total proceeds of $450,000. A total of $22,500,000 was deposited into the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Securities, $172,500,000 was placed in the Trust Account.

We paid a total of $3,450,000 in underwriting discounts and commissions and $504,190 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUSCAN HOLDINGS CORP. II

Date: August 27, 2019	By:	/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 27, 2019	By:	/s/ Richard O. Rieger
	Name:	Richard O. Rieger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)