Form 10-Q
period 2019-09-30
Tuscan Holdings Corp. II
filed 2019-11-12
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2019, there were 21,987,500 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP. II

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2019

(Unaudited)

ASSETS
Current assets
Cash	$633,008
Prepaid expenses and other current assets	137,428
Total Current Assets	770,436

Marketable securities held in Trust Account	173,265,470
Total Assets	$174,035,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$79,168
Income taxes payable	118,729
Total Current Liabilities	197,897

Deferred tax liability	14,587
Total Liabilities	212,484

Commitments

Common stock subject to possible redemption, 16,847,539 shares at redemption value	168,823,417

Stockholders’ Equity
Preference stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,179,743 shares issued and outstanding (excluding 16,847,539 shares subject to possible redemption)	514
Additional paid in capital	4,497,973
Retained earnings	501,518
Total Stockholders’ Equity	5,000,005
Total Liabilities and Stockholders’ Equity	$174,035,906

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2019	For the Period From March 5, 2019 (inception) through September 30, 2019

Operating costs	$130,265	$130,636
Loss from operations	(130,265)	(130,636)

Other income:
Interest earned on marketable securities held in Trust Account	696,010	696,010
Unrealized gain on marketable securities held in Trust Account	69,460	69,460
Other income	765,470	765,470

Income before provision for income taxes	635,205	634,834
Provision for income taxes	(133,316)	(133,316)
Net income	$501,889	$501,518

Weighted average shares outstanding, basic and diluted (1)	4,924,471	4,371,956

Basic and diluted net income per common share (2)	$(0.03)	$(0.04)

(1)	Excludes an aggregate of 16,847,539 shares subject to possible redemption at September 30, 2019.
(2)

Excludes interest income of $333,791 attributable to shares subject to possible redemption for the three months ended September 30, 2019 and for the period from March 5, 2019 (inception) through September 30, 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND FOR THE PERIOD FROM MARCH 5, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(Unaudited)

	Common Stock		Additional Paid	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit)	Equity
Balance – March 5, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Issuance of Representative Shares	187,500	19	1,075	—	1,094

Net loss	—	—	—	(342)	(342)

Balance – March 31, 2019 (unaudited)	4,500,000	450	25,644	(342)	25,752

Net loss	—	—	—	(29)	(29)

Balance – June 30, 2019 (unaudited)	4,500,000	450	25,644	(371)	25,723

Sale of 17,250,000 Units, net of underwriting discounts and offering costs	17,250,000	1,725	168,544,085	—	168,545,810

Sale of 237,500 Private Units	237,500	24	2,374,976	—	2,375,000

Sale of 2,375,000 Private Warrants	—	—	2,375,000	—	2,375,000

Common stock subject to possible redemption	(16,847,539)	(1,685)	(168,821,732)	—	(168,823,417)

Net income	—	—	—	501,889	501,889

Balance – September 30, 2019 (unaudited)	$5,139,961	$514	$4,497,973	$501,518	$5,000,005

(1)	Included an aggregate of up to 562,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 5, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$501,518
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(696,010)
Unrealized gain on marketable securities held in Trust Account	(69,460)
Deferred tax provision	14,587
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(137,412)
Accounts payable and accrued expenses	79,168
Income taxes payable	118,729
Net cash used in operating activities	(188,880)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Units	2,375,000
Proceeds from sale of Private Warrants	2,375,000
Advances from related party	45,897
Repayment of advances from related party	(45,897)
Proceeds from promissory note - related party	150,000
Repayment of promissory note - related party	(150,000)
Payment of offering costs	(478,112)
Net cash provided by financing activities	173,321,888

Net Change in Cash	633,008
Cash – Beginning	—
Cash – Ending	$633,008

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$168,321,530
Change in value of common stock subject to possible redemption	$501,887
Issuance of Representative Shares	$1,094
Deferred offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from March 5, 2019 (inception) through September 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $3,954,190, consisting of $3,450,000 of underwriting fees and $504,190 of other offering costs. In addition, $633,008 of cash at September 30, 2019 was held outside of the Trust Account and is available for working capital purposes.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

SEPTEMBER 30, 2019

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 15, 2019, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on July 16, 2019 and July 22, 2019. The interim results for three months ended September 30, 2019 and for the period from March 5, 2019 (inception) through September 30, 2019 are not necessarily indicative of the results to be expected for the period from March 5, 2019 (inception) through December 31, 2019 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019.

Marketable securities held in Trust Account

At September 30, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income per common share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net income per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 11,118,750 shares of common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per share is calculated as follows:

	Three Months Ended September 30,	For the Period From March 5, 2019 (inception) through September 30,
	2019	2019
Net income	$501,889	$501,518
Less: Income attributable to common stock subject to possible redemption	(333,791)	(333,791)
Adjusted net income	$(168,098)	$(167,727)

Weighted average shares outstanding, basic and diluted	4,924,471	4,371,956

Basic and diluted net loss per common share	$(0.03)	$(0.04)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2019, the Sponsor purchased 3,593,750 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On July 11, 2019, the Company effected a stock dividend of 0.2 share for each share outstanding (the “stock dividend”), resulting in an aggregate of 4,312,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over -allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and Representative Shares) (see Note 7). All share and per-share amounts have been retroactively restated to reflect the stock dividend. In connection with the underwriters’ exercise of the over-allotment option in full, 562,500 Founder Shares are no longer subject to forfeiture.

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

Advance from Related Party

In July 2019, the Company’s Chief Executive Officer advanced the Company an aggregate of $45,897 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. Advances amounting to $45,897 were repaid as of September 30, 2019.

Promissory Note — Related Party

In March 2019, the Company issued an unsecured promissory note to the Company’s Chief Executive Officer (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2019, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. Borrowings amounting to $149,000 were repaid as of September 30, 2019.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $750,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit and up to $750,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The units and warrants would be identical to the Private Units and Private Warrants, respectively.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For each of the three months ended September 30, 2019 and for the period from March 5, 2019 (inception) through September 30, 2019, the Company incurred $30,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at September 30, 2019.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2019, there were 5,139,961 shares of common stock issued and outstanding, excluding 16,847,539 of common stock subject to possible redemption.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2019
Assets:
Marketable securities held in Trust Account	1	$173,265,470

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Tuscan Holdings Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tuscan Holdings Acquisition II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2019 (inception) through September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $501,889, which consisted of interest income on marketable securities held in the trust account of $696,010 and an unrealized gain on marketable securities held in the trust account of $69,460, offset by operating costs of $130,265 and provision for income taxes of $133,316.

For the period from March 5, 2019 (inception) through September 30, 2019, we had net income of $501,518, which consisted of interest income on marketable securities held in the Trust Account of $696,010 and an unrealized gain on marketable securities held in the Trust Account of $69,460, offset by operating costs of $130,636 and provision for income taxes of $133,316.

Liquidity and Capital Resources

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Securities, a total of $172,500,000. We incurred $3,954,190 in transaction costs, including $3,450,000 of underwriting fees, and $504,190 of other offering costs.

As of September 30, 2019, we had marketable securities held in the Trust Account of $173,265,470 (including approximately $765,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2019, we did not withdraw any interest earned on the Trust Account.

For the period from March 5, 2019 (inception) through September 30, 2019, cash used in operating activities was $188,880. Net income of $501,518 was affected by interest earned on marketable securities held in the trust account of $696,010, an unrealized gain on marketable securities held in our trust account of $69,460 and a deferred income tax provision of $14,587. Changes in operating assets and liabilities provided $60,485 of cash from operating activities.

We intend to use substantially all of the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital, upon consummation of our initial business combination for assisting us in connection with our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of September 30, 2019, we had cash of $633,008. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on July 11, 2019 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2019, we were not subject to any market or interest rate risk. The net proceeds held in the trust account may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement between the Company and EarlyBirdCapital, Inc., as representative of the underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Company’s Initial Stockholder. (1)
10.3	Registration Rights Agreement. (1)
10.4.1	Subscription Agreement between the Company and Tuscan Holdings Acquisition II LLC. (1)
10.4.2	Subscription Agreement between the Company and EarlyBirdCapital, Inc. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on July 16, 2019 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUSCAN HOLDINGS CORP. II

Date: November 12, 2019	By:	/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Richard O. Rieger
	Name:	Richard O. Rieger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)