Form 10-Q
period 2020-03-31
Tuscan Holdings Corp. II
filed 2020-05-04
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 21,987,500 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$219,002	$419,303
Prepaid income taxes	—	34,456
Due from affiliate	303,692	—
Prepaid expenses and other current assets	116,415	92,824
Total Current Assets	639,109	546,583

Marketable securities held in Trust Account	174,678,261	173,824,264
Total Assets	$175,317,370	$174,370,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,488	$148,839
Income tax payable	75,726	—
Total Current Liabilities	110,214	148,839

Deferred tax liability	127,512	7,682
Total Liabilities	237,726	156,521

Commitments

Common stock subject to possible redemption, 16,804,048 and 16,826,363 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	170,079,639	169,214,325

Stockholders’ Equity
Preference stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,183,452 and 5,161,137 shares issued and outstanding (excluding 16,804,048 and 16,826,363 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	518	516
Additional paid in capital	3,241,747	4,107,063
Retained earnings	1,757,740	892,422
Total Stockholders’ Equity	5,000,005	5,000,001
Total Liabilities and Stockholders’ Equity	$175,317,370	$174,370,847

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,	For the Period from March 5, 2019 (Inception) through March 31,
	2020	2019

Operating and formation costs	$142,755	$342
Loss from operations	(142,755)	(342)

Other income:
Interest earned on marketable securities held in Trust Account	630,888	—
Unrealized gain on marketable securities held in Trust Account	607,197	—
Other income	1,238,085	—

Income (loss) before provision for income taxes	1,095,330	(342)
Provision for income taxes	(230,012)	—
Net income (loss)	$865,318	$(342)

Weighted average shares outstanding, basic and diluted (1)	5,161,137	3,937,500

Basic and diluted net loss per common share (2)	$(0.01)	$(0.00)

(1)	Excludes an aggregate of 16,804,048 shares subject to possible redemption at March 31, 2020 and an aggregate of up to 562,500 shares that were subject to forfeiture at March 31, 2019 to the extent that the underwriters’ over-allotment option was not exercised in full.

(2)	Excludes interest income of $942,318 attributable to shares subject to possible redemption for three months ended March 31, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	5,161,137	$516	$4,107,063	$892,422	$5,000,001

Change in value of common stock subject to possible redemption	22,315	2	(865,316)	—	(865,314)

Net income	—	—	—	865,318	865,318

Balance – March 31, 2020	5,183,452	$518	$3,241,747	$1,757,740	$5,000,005

FOR THE PERIOD FROM MARCH 5, 2019 (INCEPTION) THROUGH MARCH 31, 2019

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – March 5, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Issuance of Representative Shares	187,500	19	1,075	—	1,094

Net loss	—	—	—	(342)	(342)

Balance – March 31, 2019	4,500,000	$450	$25,644	$(342)	$25,752

(1)	Included an aggregate of up to 562,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,	For the Period from March 5, 2019 (Inception) through March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$865,318	$(342)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(630,888)	—
Unrealized gain on marketable securities held in Trust Account	(607,197)	—
Deferred tax provision	119,830	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,591)	—
Prepaid income taxes	34,456	—
Due from affiliate	(303,692)	—
Accounts payable and accrued expenses	(114,351)	342
Income tax payable	75,726
Net cash used in operating activities	(584,389)	—

Cash Flows from Investing Activities:
Cash withdrawn for working capital purposes	250,000	—
Cash withdrawn to pay franchise taxes	134,088	—
Net cash provided by investing activities	384,088	—

Net Change in Cash	(200,301)	—
Cash – Beginning	419,303	—
Cash – Ending	$219,002	$—

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$865,314	$—
Issuance of Representative Shares	$—	$1,094
Deferred offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on July 16, 2019, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Securities was placed in a trust account (the “Trust Account”) which were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

Transaction costs amounted to $3,954,190, consisting of $3,450,000 of underwriting fees and $504,190 of other offering costs. In addition, $219,002 of cash at March 31, 2020 was held outside of the Trust Account and is available for working capital purposes.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations and up to $250,000 per 12-month period for working capital requirements). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Use of estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three months ended March 31, 2020, the Company withdrew $384,088 of interest income from the Trust Account, of which $250,000 was withdrawn for working capital purposes and $134,088 was withdrawn to pay its franchise tax obligations. The Company withdrew $264,000 of interest income from the Trust Account during the year ended December 31, 2019 to pay its income tax obligations.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security "CARES" Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses ("NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 11,118,750 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended March 31,	For the Period From March 5, 2019 (inception) through March 31,
	2020	2019
Net income (loss)	$865,318	$(342)
Less: Income attributable to common stock subject to possible redemption	(942,318)	—
Adjusted net loss	$(77,000)	$(342)

Weighted average shares outstanding, basic and diluted	5,161,137	3,937,500

Basic and diluted net loss per common share	$(0.01)	$(0.00)

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

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

MARCH 31, 2020

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Due from Affiliate

During the three months ended March 31, 2020 The Company paid $303,692 of expenses on behalf of an affiliate that were settled in the subsequent period.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2020, the Company incurred and paid $30,000 in fees for these services.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there were 5,183,452 and 5,161,137 shares of common stock issued and outstanding, excluding 16,804,048 and 16,826,363 of common stock subject to possible redemption, respectively.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

MARCH 31, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$174,678,261	$173,824,264

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through March 31, 2020 relates to our formation, Initial Public Offering, and search for a prospective initial Business Combination target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2019 (inception) through March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $865,318, which consisted of interest income on marketable securities held in the Trust Account of $630,888 and an unrealized gain on marketable securities held in the Trust Account of $607,197, offset by operating costs of $142,755 and a provision for income taxes of $230,012.

For the period from March 5, 2019 (inception) through March 31, 2019, we had net loss of $342, which consisted of formation and operating costs.

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

As of March 31, 2020, we had marketable securities held in the Trust Account of $174,678,261 (including approximately $2,178,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the three months ended March 31, 2020, we withdrew $384,088 of interest income from the Trust Account, of which $250,000 was withdrawn for working capital purposes and $134,088 was withdrawn to pay our franchise taxes.

For the three months ended March 31, 2020, cash used in operating activities was $584,389. Net income of $865,318 was affected by interest earned on marketable securities held in the Trust Account of $630,888, an unrealized gain on marketable securities held in our Trust Account of $607,197 and a deferred tax provision of $119,830. Changes in operating assets and liabilities used $331,452 of cash from operating activities.

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

As of March 31, 2020, we had cash of $219,002. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2020, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

TUSCAN HOLDINGS CORP. II

Date: May 4, 2020	By:	/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2020	By:	/s/ Richard O. Rieger
	Name:	Richard O. Rieger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)