Form 10-Q
period 2020-06-30
Tuscan Holdings Corp. II
filed 2020-08-11
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 11, 2020, there were 21,987,500 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$427,366	$419,303
Prepaid income taxes	—	34,456
Due from affiliate	2,849	—
Prepaid expenses and other current assets	98,583	92,824
Total Current Assets	528,798	546,583

Marketable securities held in Trust Account	174,701,505	173,824,264
Total Assets	$175,230,303	$174,370,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$54,869	$148,839
Income tax payable	177,734	—
Total Current Liabilities	232,603	148,839

Deferred tax liability	2,947	7,682
Total Liabilities	235,550	156,521

Commitments

Common stock subject to possible redemption, 16,807,161 and 16,826,363 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	169,994,751	169,214,325

Stockholders’ Equity
Preference stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,180,339 and 5,161,137 shares issued and outstanding (excluding 16,807,161 and 16,826,363 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	518	516
Additional paid in capital	3,326,635	4,107,063
Retained earnings	1,672,849	892,422
Total Stockholders’ Equity	5,000,002	5,000,001
Total Liabilities and Stockholders’ Equity	$175,230,303	$174,370,847

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from March 5, 2019 (Inception) through June 30,
	2020	2019	2020	2019

Operating and formation costs	$152,917	$29	$295,672	$371
Loss from operations	(152,917)	(29)	(295,672)	(371)

Other income:
Interest earned on marketable securities held in Trust Account	638,633	—	1,269,521	—
Unrealized (loss) gain on marketable securities held in Trust Account	(593,164)	—	14,033	—
Other income, net	45,469	—	1,283,554	—

(Loss) income before provision for income taxes	(107,448)	(29)	987,882	(371)
Benefit (provision) for income taxes	22,557	—	(207,455)	—
Net (loss) income	$(84,891)	$(29)	$780,427	$(371)

Weighted average shares outstanding, basic and diluted (1)	5,183,452	3,937,500	5,172,295	3,937,500

Basic and diluted net loss per common share (2)	$(0.02)	$(0.00)	$(0.04)	$(0.00)

(1)	Excludes an aggregate of 16,807,161 shares subject to possible redemption at June 30, 2020 and an aggregate of up to 562,500 shares that were subject to forfeiture at June 30, 2019 to the extent that the underwriters’ over-allotment option was not exercised in full.

(2)	Excludes interest income of $26,624 and $969,135 attributable to shares subject to possible redemption for three and six months ended June 30, 2020 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid	Retained	Total Stockholders’
	Shares	Amount	in Capital	Earnings	Equity
Balance – January 1, 2020	5,161,137	$516	$4,107,063	$892,422	$5,000,001

Change in value of common stock subject to possible redemption	22,315	2	(865,316)	—	(865,314)

Net income	—	—	—	865,318	865,318

Balance – March 31, 2020	5,183,452	518	3,241,747	1,757,740	5,000,005

Change in value of common stock subject to possible redemption	(3,113)	—	84,888	—	84,888

Net loss	—	—	—	(84,891)	(84,891)

Balance – June 30, 2020	5,180,339	$518	$3,326,635	$1,672,849	$5,000,002

FOR THE PERIOD FROM MARCH 5, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – March 5, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor (1)	4,312,500	431	24,569	—	25,000

Issuance of Representative Shares	187,500	19	1,075	—	1,094

Net loss	—	—	—	(342)	(342)

Balance – March 31, 2019	4,500,000	450	25,644	(342)	25,752

Net loss	—	—	—	(29)	(29)

Balance – June 30, 2019	4,500,000	$450	$25,644	$(371)	$25,723

(1)	Included an aggregate of up to 562,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 7).

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,	For the Period from March 5, 2019 (Inception) through June 30,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$780,427	$(371)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,269,521)	—
Unrealized gain on marketable securities held in Trust Account	(14,033)	—
Deferred tax benefit	(4,735)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,759)	—
Prepaid income taxes	34,456	—
Due from affiliate	(2,849)	—
Accounts payable and accrued expenses	(93,970)	—
Income tax payable	177,734	—
Net cash used in operating activities	(398,250)	(371)

Cash Flows from Investing Activities:
Cash withdrawn for working capital purposes	250,000	—
Cash withdrawn to pay franchise taxes	156,313	—
Net cash provided by investing activities	406,313	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	75,000
Repayment of promissory note - related party	—	(1,000)
Payment of offering costs	—	(69,485)
Net cash provided by financing activities	—	4,515

Net Change in Cash	8,063	4,144
Cash – Beginning	419,303	—
Cash – Ending	$427,366	$4,144

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$780,426	$—
Issuance of Representative Shares	$—	$1,094
Offering costs included in accrued offering costs	$	$2,500
Deferred offering costs paid directly by Sponsor in exchange for issuance of common stock to Sponsor	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $3,954,190, consisting of $3,450,000 of underwriting fees and $504,190 of other offering costs. In addition, at June 30, 2020, cash of $427,366 was held outside of the Trust Account and is available for working capital purposes.

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

JUNE 30, 2020

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

JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 27, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

JUNE 30, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the six months ended June 30, 2020, the Company withdrew $406,313 of interest income from the Trust Account, of which $250,000 was withdrawn for working capital purposes and $156,313 was withdrawn to pay its franchise tax obligations. The Company withdrew $264,000 of interest income from the Trust Account during the year ended December 31, 2019 to pay its income tax obligations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 11,118,750 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Reconciliation of Net Loss Per Common Share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period From March 5, 2019 (inception) through June 30,
	2020	2019	2020	2019
Net (loss) income	$(84,891)	$29	$780,427	$(371)
Less: Income attributable to common stock subject to possible redemption	(26,624)	—	(969,135)	—
Adjusted net loss	$(111,515)	$(29)	$(188,708)	$(371)

Weighted average shares outstanding, basic and diluted	5,183,452	3,937,500	5,172,295	3,937,500

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.04)	$(0.00)

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Due from Affiliate

During the six months ended June 30, 2020, the Company paid expenses on behalf of an affiliate that were mainly settled during the same period. The outstanding balance of $2,833 that remained at June 30, 2020 was settled in the subsequent period.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there were 5,180,339 and 5,161,137 shares of common stock issued and outstanding, excluding 16,807,161 and 16,826,363 of common stock subject to possible redemption, respectively.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

JUNE 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2020	2019
Assets:
Marketable securities held in Trust Account	1	$174,701,505	$173,824,264

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

All activity through June 30, 2020 relates to our formation, our Initial Public Offering, which was consummated on June16, 2019, and searching for a target company for a Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2019 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $84,891, which consisted of operating costs of $152,917 and an unrealized loss on marketable securities held in the Trust Account of $593,164, offset by interest income on marketable securities held in the Trust Account of $638,633 and income tax benefit of $22,557.

For the six months ended June 30, 2020, we had net income of $780,427, which consisted of interest income on marketable securities held in the Trust Account of $1,269,521 and an unrealized gain on marketable securities held in the Trust Account of $14,033, offset by operating costs of $295,672 and a provision for income taxes of $207,455.

For the three months ended June 30, 2019, we had net loss of $29, which consisted of formation and operating costs.

For the period from March 5, 2019 (inception) through June 30, 2019, we had net loss of $371, which consisted of formation and operating costs.

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

As of June 30, 2020, we had marketable securities held in the Trust Account of $174,701,505 (including approximately $2,202,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. During the six months ended June 30, 2020, we withdrew $406,313 of interest income from the Trust Account, of which $250,000 was withdrawn for working capital purposes and $156,313 was withdrawn to pay our franchise taxes.

For the six months ended June 30, 2020, cash used in operating activities was $398,250. Net income of $780,427 was affected by interest earned on marketable securities held in the Trust Account of $1,269,521, an unrealized gain on marketable securities held in our Trust Account of $14,033 and a deferred tax benefit of $4,735. Changes in operating assets and liabilities provided $109,612 of cash from operating activities.

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

As of June 30, 2020, we had cash of $427,366. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. The following risk factor could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

TUSCAN HOLDINGS CORP. II

Date: August 11, 2020	By:	/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2020	By:	/s/ Richard O. Rieger
	Name:	Richard O. Rieger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

