Form 10-K
period 2020-12-31
Tuscan Holdings Corp. II
filed 2021-03-19
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter ($10.05 as of June 30, 2020), as reported on the Nasdaq Capital Market, was $173,362,500.

As of March 17, 2021, 21,987,500 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; RISK FACTORS SUMMARY

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

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A, Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Item 1A, Risk Factors” may not be exhaustive.

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

Risk Factors Summary

Investors should consider the risks and uncertainties described below that may affect our business and future financial performance. These and other risks and uncertainties are more fully described in “Item 1A, Risk Factors” in this Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

As more fully set forth under “Item 1A, Risk Factors” in this Form 10-K, principal risks and uncertainties that may affect our business, financial condition or results of operations include the following risks:

●	If we do not complete our initial business combination by April 16, 2021 (or such later date as may be approved by our stockholders), we will be required to cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

●	Our Sponsor controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	The ability of our public stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●	We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

●	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

●	There may be tax consequences to our business combinations that may adversely affect us.

●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of the Sponsor, or if the Sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	Provisions in our charter and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	Our charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

TUSCAN HOLDINGS CORP. II

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to Tuscan Holdings Corp. II

We are a blank check company formed under the laws of the State of Delaware on March 5, 2019. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

On March 5, 2019, we issued an aggregate of 3,593,750 shares (“founders’ shares”) of our common stock, $0.0001 par value per share (“common stock”) for an aggregate purchase price of $25,000, or approximately $0.007 per share, to Tuscan Holdings Acquisition II LLC (the “Sponsor”). On July 11, 2019, we effectuated a stock dividend of 0.2 shares of common stock for each outstanding share of common stock, resulting in the Sponsor holding an aggregate of 4,312,500 founders’ shares.

In March 2019, we also issued to designees of EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering (“IPO”), an aggregate of 187,500 shares of common stock (after giving effect to the stock dividend referred to above) (“representative shares”) at a price of $0.0001 per share.

On July 16, 2019, we consummated the IPO of 15,000,000 units (“units”). Each Unit consists of one share of common stock and one-half of one redeemable warrant (“warrant”), with each warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $150,000,000. We refer to the shares of common stock underlying the units sold in our IPO as our “Public Shares.”

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 215,000 units (“private units”) at a price of $10.00 per private unit and 2,150,000 warrants (“private warrants”) at a price of $1.00 per private warrant, generating total proceeds of $4,300,000. The private units and private warrants were sold to the Sponsor and EarlyBirdCapital and its designees. The private units and private warrants are identical to the units and warrants sold in the IPO, except that the private warrants and the warrants underlying the private units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. The purchasers of private units and private warrants, and the holders of founders’ shares, have agreed (A) to vote the common stock underlying the private units (“private shares”) and the founders’ shares held by them in favor of any proposed business combination, (B) not to convert any private shares or founders’ shares into the right to receive cash from the trust account in connection with a shareholder vote to approve the Company’s proposed initial business combination or sell any private shares or founders’ shares to the Company in a tender offer in connection with a proposed initial business combination and (C) that the private shares and founders’ shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated within the required time period. Additionally, the purchasers of private unit, private warrants, and founders’ shares have agreed not to transfer, assign or sell any of the securities purchased by them, including the underlying common stock and warrants (except to certain permitted transferees), for certain periods of time.

On July 19, 2019, we consummated the sale of an additional 2,250,000 units that were subject to the underwriters’ over-allotment option at $10.00 per unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the sale of additional units, we consummated the sale of an additional 22,500 private units at $10.00 per private unit and an additional 225,000 private warrants at a price of $1.00 per private warrant, generating total proceeds of $450,000. Following the closing of the over-allotment option and sale of additional private units and private warrants, an aggregate amount of $172,500,000 was placed in the Company’s trust account established in connection with the IPO (the “trust account”).

The Company’s prospectus for its IPO and its amended and restated certificate of incorporation (“charter”) provide that the Company has only until April 16, 2021 to complete a business combination. The board of directors has determined that there is not sufficient time before April 16, 2021 to allow the Company to consummate an initial business combination. Accordingly, on March 19, 2021, immediately following the filing of this Form 10-K, the Company will file a definitive proxy statement seeking approval from stockholders to amend the charter to extend the date by which the Company must complete a business combination from April 16, 2021 to September 30, 2021. The definitive proxy statement also seeks shareholder approval of the early winding up of the Company and redemption of 100% of the outstanding public shares if the board of directors determines, at any time prior to September 30, 2021, that the Company will be unable to consummate an initial business combination by September 30, 2021, and a proposal to elect two members of the Company’s board of directors.

Unless otherwise indicated, the information in this Form 10-K assumes the Company’s stockholders will approve the amendment to the charter to extend the date by which the Company must complete a business combination, that conversions of public shares into a pro rata portion of the trust account in connection with such extension will not reduce the Company’s net tangible assets below $5,000,001, and that the Company will continue to search for a target with which to consummate its initial business combination.

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

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) physically tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

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

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder will have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

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

Liquidation if No Business Combination

Our charter provides that we will have only until April 16, 2021 to complete an initial business combination (unless such time period is extended by our stockholders, as provided in our charter). On March 19, 2021, immediately following the filing of this Form 10-K, we will file a definitive proxy statement to seek stockholder approval to extend our liquidation date from April 16, 2021 to September 30, 2021.

If we have not completed an initial business combination by such date or have not secured stockholder approval to extend such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our charter that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by April 16, 2021 unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, initial stockholders, executive officers, directors or any other person.

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

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our charter prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

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

In recent years, and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not have, and do not intend to have, any full time employees prior to the consummation of our initial business combination.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the risks described below, which we believe represent the material risks related to the Company, together with the other information contained in this Form 10-K, before making a decision to invest in the Company. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to Searching for and Consummating a Business Combination

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by April 16, 2021, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 16, 2021. In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by April 16, 2021 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond April 16, 2021 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The requirement that we complete an initial business combination by April 16, 2021 (or such later date as may be approved by our stockholders) may give potential target businesses leverage over us in negotiating a business combination.

We have until April 16, 2021 (or such later date as may be approved by our stockholders) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Our Sponsor, Tuscan Holdings Acquisition II LLC, owns approximately 20% of our issued and outstanding shares of common stock. Our Sponsor, officers, directors, initial stockholders or their affiliates could determine in the future to make purchases of our securities in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of shareholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our IPO as well as any shares of common stock acquired in the IPO or in the aftermarket in favor of such proposed business combination.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may pursue an acquisition opportunity in any business industry or sector. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

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

Our charter authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Although we have no commitment as of the date of this Form 10-K, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

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

If the net proceeds of our IPO not being held in trust, together with the interest earned on the funds in the trust account available to us, are insufficient to allow us to operate until the completion of our initial business combination, we may be unable to complete a business combination.

As of December 31, 2020, we had cash of $515,524 available to us to fund our working capital requirements. We will also have access to interest earned on the funds held in the trust account for taxes and, subject to a limit of $250,000 per 12-month period, for our working capital needs. If we use all of the funds held outside of the trust account and all interest available to us, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our Sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $750,000 of the notes may be converted into units at a price of $10.00 per unit and up to $750,000 of the notes may be converted into warrants at a price of $1.00 per warrant.

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

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for an initial business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we ultimately consummate an initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, and especially since the fourth quarter of 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Risks Relating to the Post-Business Combination Company

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

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

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

Risks Relating to Potential Conflicts of Interest of our Management, Directors, and Others

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

We have engaged EarlyBirdCapital to assist us in connection with our initial business combination. We will pay EarlyBirdCapital a cash fee for such services in an aggregate amount equal to up to 3.5% of the total gross proceeds raised in our IPO only if we consummate our initial business combination. The representative shares will also be worthless if we do not consummate an initial business combination. These financial interests may result in EarlyBirdCapital having a conflict of interest when providing the services to us in connection with an initial business combination.

Risks Relating to our Securities

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

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders.

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

Our charter provides that we will continue in existence only until April 16, 2021 (or such later date as is approved by our stockholders). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our securities are listed on Nasdaq, a national securities exchange. Although we expect to meet on a pro forma basis Nasdaq’s minimum initial listing standards, which generally only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Further, we cannot assure you that we will continue to meet Nasdaq’s corporate governance requirements. On January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of the Nasdaq Stock Market stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2019. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 17, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. We expect to hold the annual meeting on April 14, 2021, but there can be no assurance that we will be able to do so.

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

Provisions in our charter and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

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

Our charter provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

General Risks

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

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act, as amended, or the Investment Company Act. Since the proceeds of our IPO held in the trust account have been invested by us, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

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

Holders

As of March 9, 2021, there were four holders of record of our units, twenty holders of record of our common stock and four holders of record of our warrants.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on March 5, 2019 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and Private Placement, our capital stock, debt or a combination of cash, stock and debt.

All activity through December 31, 2020 relates to our formation, our IPO, which was consummated on June 16, 2019, and searching for a target company for a business combination.

Recent Developments

On January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of the Nasdaq Stock Market stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2019. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 17, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. We expect to hold the annual meeting on April 14, 2021, but there can be no assurance that we will be able to do so.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2019 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the IPO. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020 we had net income of $602,947, which consisted of interest income on marketable securities held in the trust account of $1,386,880 offset by operating costs of $619,292, an unrealized loss on marketable securities held in the trust account of $4,365 and a provision for income taxes of $160,276.

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

Following the IPO and Private Placement, and the exercise of the over-allotment option, a total of $172,500,000 was placed in the trust account. We incurred $3,954,190 in transaction costs, including $3,450,000 of underwriting fees, and $504,190 of other offering costs.

For the year ended December 31, 2020, cash used in operating activities was $560,092. Net income of $602,947 was affected by interest earned on marketable securities held in the trust account of $1,386,880, an unrealized loss on marketable securities held in our trust account of $4,365 and a deferred tax benefit of $6,400. Changes in operating assets and liabilities provided $225,876 of cash from operating activities.

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

As of December 31, 2020, we had marketable securities held in the trust account of $174,550,466 (including approximately $2,050,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. During the year ended December 31, 2020, we withdrew $406,313 of interest income from the trust account to pay our franchise and income tax obligations. During the year ended December 31, 2019, we withdrew $514,000 of which $250,000 was withdrawn for working capital purposes and $264,000 was withdrawn to pay our franchise and income tax obligations.

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

As of December 31, 2020, we had cash of $515,524. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we will repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $750,000 of such loans may be convertible into units and up to $750,000 of such loans may be convertible into warrants identical to the private units and private warrants, at a price of $10.00 per unit and $1.00 per warrant at the option of the lender, respectively.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Form 10-K and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Stephen A. Vogel	72	Chairman and Chief Executive Officer
Richard O. Rieger	62	Chief Financial Officer
Sila Calderón	79	Director
David H. Dickstein	71	Director
Michael Auerbach	43	Director

Stephen A. Vogel has served as our Chairman and Chief Executive Officer since our inception. Since November 2018, he has served as Chairman and Chief Executive Officer of Tuscan Holdings Corp. (“Tuscan I”), a blank check company which recently announced that it had entered into a definitive agreement with respect to a proposed business combination with Microvast, Inc. Mr. Vogel has over 40 years of operating and private equity experience. He has served as General Partner of Vogel Partners, LLP, a private investment firm, since 1996. He served as President of Twelve Seas Investment Company, a blank check company from May 2018 until the completion of its business combination with Brooge Holdings Limited in December 2019, and he served as a director of the company from June 2018 until December 2019. From December 2016 until February 2018, Mr. Vogel was Executive Chairman of Forum Merger Corporation, a blank check company that completed its initial public offering in April 2017. Forum completed its initial business combination in February 2018 with C1 Investment Corp. and in connection with the consummation of the business combination changed its name to ConvergeOne Holdings, Inc. (NASDAQ: CVON). Mr. Vogel began his career in 1971 as President, Chief Executive Officer and co-founder of Synergy Gas Corp., a retail propane distribution company. After selling Synergy Gas Corp. to Northwestern Corp. in 1995, Mr. Vogel co-founded EntreCapital Partners, a private equity firm that focused on companies facing operational or management challenges, and served until 1999. Additionally, he was a venture partner at EnerTech Capital Partners, an energy focused venture capital firm, from 1999 to 2002, and an operating partner at Tri-Artisan Capital Partners, LLC, an investment bank, from 2004 to 2006. Mr. Vogel also served as Chief Executive Officer of Grameen America, a not-for-profit organization that provides microloans to low-income borrowers in the United States, from 2008 to 2013. He was on the board of Netspend (NASDAQ: NTSP), a leader for prepaid stored value platforms, from 2011 to 2013. Mr. Vogel was a member of the Board of Trustees at Montefiore Medical Center and Children’s Hospital for over 20 years and served on the Board of Trustees at Lighthouse International, a non-profit organization. Mr. Vogel is a past Trustee of the Horace Mann School and previously served on the Board of Directors of the National Propane Gas Association. Mr. Vogel received a BS degree from Syracuse University School of Management. We believe Mr. Vogel is well-qualified to serve as a member of the board due to his business experience, including prior blank check company experience and his contacts.

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

Sila Calderón has served as a member of our board of directors since July 2020. She served as Mayor of San Juan from 1997 to 2000 and Governor of Puerto Rico from 2001 to 2004 and is currently president of Inter-American Global Links, Inc., a trade and business advisory firm. Governor Calderón also chairs the board of trustees of the foundation that bears her name and its operational arm, the Center for Puerto Rico, a non-profit organization that focuses on community economic development and increasing the entrepreneurial skills and opportunities for disadvantaged citizens. In the public sector, Governor Calderón previously served as Special Aide for Economic Development to the Governor, Chief of Staff, and Secretary of State. She was also a member of the board of directors of the Government Development Bank. As a private citizen, Mrs. Calderón was a member of the boards of Banco Popular de Puerto Rico and Pueblo Internacional. She also chaired the board of the Public Broadcasting Corporation (WIPR) and the Cantera Peninsula Development Project. Presently, Mrs. Calderón serves as Life Trustee of the New York Public Library and Grammen America, Inc. Several countries have bestowed on Mrs. Calderón their highest civic honors: Orden Duarte, Sánchez y Mella of the Dominican Republic, Orden Nuñes de Balboa of Panamá, Orden Juan Satamaría of Costa Rica, as well as Orden Isabel La Católica by the King of Spain. In 2015, U.S. President Barack Obama granted Mrs. Calderon the Lifetime Achievement Award. Mrs. Calderon holds a Bachelor of Arts in Government from Manhattanville College in Purchase, New York, pursued studies at the University of Puerto Rico’s Graduate School of Public Administration, and attended the Stanford University Executive Program on Strategic Planning. We believe Mrs. Calderón is well-qualified to serve as a member of our board of directors due to her experience overseeing a broad array of financial, economic, and policy issues as Governor and Mayor and her business experience, contacts, and relationships.

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

Michael Auerbach has served as a member of our Board of Directors since June 2019. He served as a member of the board of directors of Tuscan I from February 2019 to August 2019. Since June 2019, Mr. Auerbach has served as a member of the board of directors of The Parent Company (NEO: GRAM) (formerly Subversive Capital Acquisition Corp.), a vertically integrated cannabis operation in California. Since July 2012, Mr. Auerbach has served as Senior Vice President of Albright Stonebridge Group, a global strategy firm. Since 2012, he also serves as a General Partner of Subversive Capital, a venture capital firm. From September 2009 to July 2012, he was Vice President, Social Risk Consulting at Control Risks, a global risk consulting firm. From September 2010 to January 2011, he was also an Adjunct Professor at The New School for Social Research. From 2007 to 2009, he was Chief Executive Officer of Social Risks, LLC, a consulting firm. From 2005 to 2007, he was Associate Director for The Century Foundation, a progressive, non-partisan think tank. He began his career in technology in 1993 when he founded Panopticon, a venture capital incubator concentrating on internet and mobile technology, and served as its Chief Executive Officer until January 2004. Mr. Auerbach sits on the boards of Privateer Holdings, Inc., Tilray, Inc, Duco Advisors, Inc., JackPocket, Inc. and MainBase, SA. Mr. Auerbach is a former term member at the Council on Foreign Relations, a national security fellow at the Truman National Security Project and sits on the founding advisory board of the Theodore C. Sorensen Center for International Peace and Justice at the CUNY School of Law. Mr. Auerbach received a B.A. from The New School for Social Research and a M.A. from Columbia University. We believe Mr. Auerbach is well-qualified to serve as a member of our board of directors due to his business experience, contacts and relationships.

Independence of Directors

The Company adheres to the rules of Nasdaq in determining whether a director is independent. The board of directors of the Company consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that David Dickstein, Michael Auerbach, and Sila Calderón are independent directors under the Nasdaq Listing rules.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

Effective July 11, 2019, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of David Dickstein, Sila Calderón, and Michael Auerbach each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses

During the fiscal year ended December 31, 2020, our audit committee held 3 meetings. Each of the audit committee members attended all of the meetings of the audit committee in fiscal year 2020.

Financial Experts on Audit Committee

The audit committee is and will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Michael Auerbach qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

During the fiscal year ended December 31, 2020 the nominating committee did not hold any meetings.

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

During the fiscal year ended December 31, 2020, the compensation committee did not hold any meetings.

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

Other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees to our Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination and the repayment of working capital loans made to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, initial stockholders, members of our management team or the board of directors, or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares

Stephen A. Vogel	4,510,938	(2)	21.6%
Richard O. Rieger	—	(3)	—
Michael Auerbach	—	(3)	—
David H. Dickstein	—	(3)	—
Sila Calderón	—	(3)	—
All directors and executive officers as a group (five individuals)	4,510,938		21.6%
Tuscan Holdings Acquisition II LLC	4,510,938	(2)	21.6

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 135 E. 57th St., 17th Floor, New York, NY 10022.
(2)	Represents securities held by Tuscan Holdings Acquisition II LLC, of which Mr. Vogel is sole managing member. Mr. Vogel disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(3)	Does not include any securities held by Tuscan Holdings Acquisition II LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

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

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Sponsor Shares

In March 2019, the sponsor purchased 3,593,750 sponsor shares for an aggregate price of $25,000. On July 11, 2019, the Company effected a stock dividend of 0.2 share for each share outstanding (the “stock dividend”), resulting in an aggregate of 4,312,500 sponsor shares outstanding.

The sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the sponsor shares until, with respect to 50% of the sponsor shares, the earlier of one year after the consummation of a business combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a business combination and, with respect to the remaining 50% of the sponsor shares, until one year after the consummation of a business combination, or earlier, in either case, if, subsequent to a business combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Advance from Related Party

In July 2019, the Company’s Chief Executive Officer advanced the Company an aggregate of $45,897 to be used for the payment of costs related to the IPO. The advances were non-interest bearing, unsecured and due on demand. Advances amounting to $45,897 were repaid upon consummation of the IPO.

Other Receivable — Related Party

During the year ended December 31, 2020, we paid expenses on behalf of an affiliate that were mainly settled during the same period. An aggregate amount of $22,195 was due from this affiliate as of December 31, 2019.

Promissory Note — Related Party

Stephen Vogel, our Chief Executive Officer, loaned us an aggregate of $149,000 on a non-interest bearing basis for payment of expenses related to the IPO pursuant to a promissory note issued to Mr. Vogel by us, which allows us to borrow up to an aggregate principal amount of $150,000. The promissory note was repaid on July 16, 2019.

Related Party Loans

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $750,000 of such Working Capital Loans may be converted into units of the post business combination entity at a price of $10.00 per unit and up to $750,000 of such Working Capital Loans may be converted into warrants of the post business combination entity at a price of $1.00 per warrant. The units and warrants would be identical to the private units and private warrants, respectively.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a business combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company began incurring these fees on July 11, 2019 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation.

Related Person Policy

Our Code of Ethics, which we adopted upon consummation of the IPO, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers, directors, special advisors or holders of insider shares unless we obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, special advisors or holders of insider shares, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 totaled $53,148. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020.

Tax Fees. We paid Marcum an aggregate of $4,017 for tax planning and tax advice for the year ended December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020

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

PART IV

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 2021.

TUSCAN HOLDINGS CORP. II

By:	/s/ Stephen A. Vogel
Stephen A. Vogel
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen A. Vogel	Chairman and Chief Executive Officer
Stephen A. Vogel	(Principal Executive Officer)	March 19, 2021

/s/ Richard O. Rieger	Chief Financial Officer
Richard O. Rieger	(Principal Financial and Accounting Officer)	March 19, 2021

/s/ Michael Auerbach	Director
Michael Auerbach		March 19, 2021

/s/ David H. Dickstein	Director
David H. Dickstein		March 19, 2021

/s/ Sila Calderón	Director
Sila Calderón		March 19, 2021

TUSCAN HOLDINGS CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Tuscan Holdings Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tuscan Holdings Corp. II. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for year ended December 31, 2020 and for the period from March 5, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from March 5, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

March 19, 2021

TUSCAN HOLDINGS CORP. II

BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$515,524	$419,303
Prepaid income taxes	—	34,456
Other receivable – related party	22,195	—
Prepaid expenses and other current assets	26,500	92,824
Total Current Assets	564,219	546,583

Cash and marketable securities held in Trust Account	174,550,466	173,824,264
TOTAL ASSETS	$175,114,685	$174,370,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$163,910	$148,839
Income taxes payable	132,220	—
Total Current Liabilities	296,130	148,839

Deferred tax liability	1,282	7,682
TOTAL LIABILITIES	297,412	156,521

Commitments

Common stock subject to possible redemption, 16,808,159 and 16,826,363 shares at redemption value at December 31, 2020 and 2019, respectively	169,817,269	169,214,325

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,179,341 and 5,161,137 shares issued and outstanding (excluding 16,808,159 and 16,826,363 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	518	516
Additional paid-in capital	3,504,117	4,107,063
Retained earnings	1,495,369	892,422
Total Stockholders’ Equity	5,000,004	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,114,685	$174,370,847

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from March 5, 2019 (Inception) Through December 31,
	2020	2019

Operating and formation costs	$619,292	$458,616
Loss from operations	(619,292)	(458,616)

Other income:
Interest earned on marketable securities held in Trust Account	1,386,880	1,551,684
Unrealized (loss) gain on marketable securities held in Trust Account	(4,365)	36,580
Other income, net	1,382,515	1,588,264

Income before provision for income taxes	763,223	1,129,648
Provision for income taxes	(160,276)	(237,226)
Net income	$602,947	$892,422

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,807,323	16,800,400

Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$0.06

Basic and diluted weighted average shares outstanding, Common Stock	5,180,177	4,606,695

Basic and diluted net loss per share, Common Stock	$(0.03)	$(0.01)

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – March 5, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000

Issuance of Representative Shares	187,500	19	1,075	—	1,094

Sale of 17,250,000 Units, net of underwriting discount and offering expenses	17,250,000	1,725	168,544,085	—	168,545,810

Sale of 237,500 Private Units	237,500	24	2,374,976	—	2,375,000

Sale of 2,375,000 Private Warrants	—	—	2,375,000	—	2,375,000

Common stock subject to possible redemption	(16,826,363)	(1,683)	(169,212,642)	—	(169,214,325)

Net income	—	—	—	892,422	892,422
Balance – December 31, 2019	5,161,137	516	4,107,063	892,422	5,000,001

Change in value of common stock subject to possible redemption	18,204	2	(602,946)	—	(602,944)

Net income	—	—	—	602,947	602,947
Balance – December 31, 2020	5,179,341	$518	$3,504,117	$1,495,369	$5,000,004

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from March 5, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$602,947	$892,422
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,386,880)	(1,551,684)
Unrealized loss (gain) on marketable securities held in Trust Account	4,365	(36,580)
Deferred tax (benefit) provision	(6,400)	7,682
Changes in operating assets and liabilities:
Other receivable – related party	(22,195)	—
Prepaid expenses and other current assets	66,324	(92,808)
Prepaid income taxes	34,456	(34,456)
Accounts payable and accrued expenses	15,071	148,839
Income taxes payable	132,220	—
Net cash used in operating activities	(560,092)	(666,585)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,500,000)
Cash withdrawn for working capital purposes	250,000	—
Cash withdrawn to pay income taxes	406,313	264,000
Net cash provided by (used in) investing activities	656,313	(172,236,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Units	—	2,375,000
Proceeds from sale of Private Warrants	—	2,375,000
Advances from related party	—	45,897
Repayment of advances from related party	—	(45,897)
Proceeds from promissory note - related party	—	150,000
Repayment of promissory note - related party	—	(150,00)
Payment of offering costs	—	(478,112)
Net cash provided by financing activities	—	173,321,888

Net Change in Cash	96,221	419,303
Cash – Beginning of period	419,303	—
Cash – End of period	$515,524	$419,303

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$168,321,530
Change in value of common stock subject to possible redemption	$602,944	$892,765
Issuance of Representative Shares	—	$1,094
Offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$—	$25,000

The accompanying notes are an integral part of the financial statements.

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the year ended December 31, 2020, the Company withdrew $656,313 of interest income from the Trust Account of which $406,313 was withdrawn to pay its franchise and income tax obligations and $250,000 was withdrawn for working capital purposes. During the year ended December 31, 2019, the Company withdrew $514,000 of which $250,000 was withdrawn for working capital purposes and $264,000 was withdrawn to pay its franchise and income tax obligations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits.

Net Loss Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 11,118,750 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

	Year Ended December 31,	For the Period from March 5, 2019 (Inception) Through December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$1,351,376	$1,513,513
Unrealized gain (loss) on marketable securities held in Trust Account	(4,253)	35,680
Less: interest available to be withdrawn for payment of taxes	(320,244)	(362,180)
Less: interest available to be withdrawn for working capital	(243,601)	(243,880)
Net income allocable to shares subject to possible redemption	$783,278	$943,163
Denominator: Weighted average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	16,807,323	16,800,400
Basic and diluted net income per share	$0.05	$0.06

Non-Redeemable Common Stock
Numerator Net Income minus Net Earnings
Net income	$602,947	$892,422
Income attributable to common stock subject to possible redemption	(783,278)	(943,163)
Non-Redeemable Net Loss	$(180,337)	$(50,741)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	5,180,177	4,606,695
Basic and diluted net loss per common share	$(0.03)	$(0.01)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Other Receivable – Related Party

During the year ended December 31, 2020, the Company paid expenses on behalf of an affiliate that were mainly settled during the same period. An aggregate amount of $22,195 was due from this affiliate as of December 31, 2019.

Advance from Related Party

In July 2019, the Company’s Chief Executive Officer advanced the Company an aggregate of $45,897 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. Advances amounting to $45,897 were repaid as of December 31, 2019.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2020 and for the period from March 5, 2019 (inception) through December 31, 2019, the Company incurred and paid $120,000 and $60,000 in fees for these services, respectively.

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $750,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit and up to $750,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The units and warrants would be identical to the Private Units and Private Warrants, respectively.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 5,179,341 and 5,161,137 shares of common stock issued and outstanding, excluding 16,808,159 and 16,826,363 of common stock subject to possible redemption, respectively.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax liability is as follows:

	December 31,
	2020	2019
Deferred tax liability
Unrealized gain on marketable securities	$(1,282)	$(7,682)
Total deferred tax liability	(1,282)	(7,682)
Valuation Allowance	—	—
Deferred tax liability	$(1,282)	$(7,682)

The income tax provision consists of the following:

	As of December 31,
	2020	2019
Federal
Current	$166,676	$229,544
Deferred	(6,400)	7,682

State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$160,276	$237,226

As of December 31, 2020 and 2019, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Income tax provision	21.0%	21.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$174,550,466	$173,824,264

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 5, 2021, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company was no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2019. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company submitted a plan to regain compliance on February 17, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting.

