Form 10-K/A
period 2020-12-31
Tuscan Holdings Corp. II
filed 2021-06-28
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of March 17, 2021, 19,488,403 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Tuscan Holdings II Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 19, 2021, or the “Original Filing,” to restate our financial statements as of and for the periods ended July 16, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020 September 30, 2020, and December 31, 2020 included in the Company’s annual report on Form 10-K filed with the SEC on March 19, 2021 (collectively, the “Original Financial Statements”).

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the public warrants and private placement warrants issued in connection with the Company’s initial public offering (the “Warrants”) as equity instruments. Upon further consideration of the rules and guidance, management of the Company concluded that the Private Warrants are precluded from equity classification. As a result, the Private Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on June 25, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Private Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on July 16, 2019 or its subsequent quarterly reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1, 32.2, and 32.3) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Restatement Background

On April 12, 2021, the staff of the Division of Corporation Finance of the SEC issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the reclassification of the warrants in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 19, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

As more fully set forth under “Item 1A, Risk Factors” in this Form 10-K, principal risks and uncertainties that may affect our business, financial condition or results of operations include the following risks:

●	We have restated our financial statements for several prior periods.

●	The changes in fair value of our Private Warrants could have a material effect on our financial results.

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	If we do not complete our initial business combination by September 30, 2021 (or such later date as may be approved by our stockholders), we will be required to cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

●	Our Sponsor controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	The ability of our public stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●	We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

●	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

●	There may be tax consequences to our business combinations that may adversely affect us.

●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of the Sponsor, or if the Sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	Provisions in our charter and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	Our charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

The Company’s prospectus for its IPO and its amended and restated certificate of incorporation (“charter”) provided that the Company had only until April 16, 2021 to complete a business combination. The Company was unable to complete its initial business combination by the April 16, 2021 deadline and on April 14, 2021, the Company’s stockholders approved an amendment to the charter to extend the date by which the Company must complete a business combination from April 16, 2021 to September 30, 2021. In connection with the amendment, holders of an aggregate of 2,499,097 shares of Tuscan’s common stock exercised their right to redeem their shares for an aggregate of approximately $25,225,815 in cash. The Company’s stockholders also approved a proposal providing for the early winding up of the Company and redemption of 100% of the outstanding public shares if the board of directors determines, at any time prior to September 30, 2021, that the Company will be unable to consummate an initial business combination by September 30, 2021, and a proposal to elect two members of the Company’s board of directors.

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

Liquidation if No Business Combination

Our charter, as amended, provides that we will have only until September 30, 2021 to complete an initial business combination (unless such time period is extended by our stockholders, as provided in our charter).

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

Our Sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our charter that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by September 30, 2021 unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, initial stockholders, executive officers, directors or any other person.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after September 30, 2021, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Risks Relating to the Restatement

Our Private Warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity. As a result of the SEC Statement, we reevaluated the accounting treatment of the Private Warrants and determined to classify the Private Warrants as liabilities measured at fair value, with changes in fair value recognized in the statement of operations in the period of change.

As a result, included on our balance sheet as of December 31, 2020 is a derivative liability related to embedded features contained within our Private Warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Private Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on June 25, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s management and the Audit Committee concluded that the Original Financial Statements should no longer be relied upon due to errors in such financial statements relating to the Company’s accounting for the Private Warrants as equity rather than as liabilities. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of this Amendment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected and corrected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Restated financial statements and failures in internal control may also cause us to fail to meet reporting obligations, negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect on the price of our securities, subject us to regulatory investigations and penalties or stockholder litigation, and have a material adverse impact on our financial condition.

We have restated our financial statements for several prior periods, which may affect investor confidence, our stock price, our ability to raise capital in the future, our results of operations and financial condition, our ability to complete an initial business combination, and which may result in stockholder litigation.

This Amendment includes restated financial statements for several prior periods. Such restatement may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our securities, could have a material adverse effect on our business, results of operations and financial condition, may make it more difficult for us to raise capital on acceptable terms, if at all, and may adversely impact our ability to complete an initial business combination. The restatement and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation.

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait beyond September 30, 2021 before receiving distributions from the trust account.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by September 30, 2021, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2021. In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by September 30, 2021 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond September 30, 2021 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The requirement that we complete an initial business combination by September 30, 2021 (or such later date as may be approved by our stockholders) may give potential target businesses leverage over us in negotiating a business combination.

We have until September 30, 2021 (or such later date as may be approved by our stockholders) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

Our charter, as amended, provides that we will continue in existence only until September 30, 2021 (or such later date as is approved by our stockholders). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our securities are listed on Nasdaq, a national securities exchange. Although we expect to meet on a pro forma basis Nasdaq’s minimum initial listing standards, which generally only requires that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Further, we cannot assure you that we will continue to meet Nasdaq’s corporate governance requirements. On January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of the Nasdaq Stock Market stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2019. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 17, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. We held the annual meeting on April 14, 2021, and extended the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021.

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

Holders

As of June 28, 2021, there were four holders of record of our units, twenty holders of record of our common stock and four holders of record of our warrants.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from March 5, 2019 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Private Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

All activity through December 31, 2020 relates to our formation, our IPO, which was consummated on July 16, 2019, and searching for a target company for a business combination.

Recent Developments

On January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of the Nasdaq Stock Market stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2019. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 17, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. We held the annual meeting on April 14, 2021, and extended the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had net loss of $843,428, which consisted of operating costs of $619,292, change in fair value of warrant liability of $1,446,375, an unrealized loss on marketable securities held in the trust account of $4,365 and a provision for income taxes of $160,276, offset by interest income on marketable securities held in the trust account of $1,386,880

For the three months ended September 30, 2020, we had a net loss of $28,208, which consisted of operating costs of $197,092 and an unrealized loss on marketable securities held in the Trust Account of $2,578, offset by interest income on marketable securities held in the Trust Account of $69,264, a change in fair value of warrant liabilities of $74,813, and income tax benefit of $27,385.

For the nine months ended September 30, 2020, we had net loss of $95,656, which consisted of interest income on marketable securities held in the Trust Account of $1,338,785 and an unrealized gain on marketable securities held in the Trust Account of $11,455, offset by operating costs of $492,764, a change in fair value of warrant liabilities of $773,062, and a provision for income taxes of $180,070.

For the three months ended June 30, 2020, we had a net loss of $808,079, which consisted of operating costs of $152,917, a change in fair value of warrant liabilities of $723,188, and an unrealized loss on marketable securities held in the Trust Account of $593,164, offset by interest income on marketable securities held in the Trust Account of $638,633 and income tax benefit of $22,557.

For the six months ended June 30, 2020, we had net loss of $67,448, which consisted of interest income on marketable securities held in the Trust Account of $1,269,521 and an unrealized gain on marketable securities held in the Trust Account of $14,033, offset by operating costs of $295,672, a change in fair value of warrant liabilities of $847,875, and a provision for income taxes of $207,455.

For the three months ended March 31, 2020, we had net income of $740,631, which consisted of interest income on marketable securities held in the Trust Account of $630,888 and an unrealized gain on marketable securities held in the Trust Account of $607,197, offset by operating costs of $142,755, a change in fair value of warrant liabilities of $124,687, and a provision for income taxes of $230,012.

For the period from March 5, 2019 (inception) through December 31, 2019, we had net income of $959,005, which consisted of a change in fair value of warrant liabilities of $324,187, interest income on marketable securities held in the trust account of $1,551,684 and an unrealized gain on marketable securities held in the trust account of $36,580, offset by operating costs of $458,616, transaction costs associated with Initial Public Offering of $8,229, compensation expense related to warrant liabilities of $249,375, and provision for income taxes of $237,226.

For the three months ended September 30, 2019, we had net income of $618,347, which consisted of interest income on marketable securities held in the trust account of $696,010, a change in the fair value of warrant liabilities of $374,062, and an unrealized gain on marketable securities held in the trust account of $69,460, offset by operating costs of $130,265, transaction costs associated with Initial Public Offering of $8,229, compensation expense related to warrant liabilities of $249,375, and provision for income taxes of $133,316.

For the period from March 5, 2019 (inception) through September 30, 2019, we had net income of $617,976, which consisted of interest income on marketable securities held in the Trust Account of $696,010, a change in the fair value of warrant liabilities of $374,062, and an unrealized gain on marketable securities held in the Trust Account of $69,460, offset by operating costs of $130,636, transaction costs associated with Initial Public Offering of $8,229, compensation expense related to warrant liabilities of $249,375, and provision for income taxes of $133,316.

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

For the year ended December 31, 2020, cash used in operating activities was $560,092. Net loss of $843,428 was affected by a change in fair value of warrant liabilities of $1,446,375, interest earned on marketable securities held in the trust account of $1,386,880, an unrealized loss on marketable securities held in our trust account of $4,365 and a deferred tax benefit of $6,400. Changes in operating assets and liabilities provided $225,876 of cash from operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $466,059. Net loss of $95,656 was affected by interest earned on marketable securities held in the Trust Account of $1,338,785, a change in fair value of warrant liabilities of $773,062, an unrealized gain on marketable securities held in our Trust Account of $11,455 and a deferred tax benefit of $5,276. Changes in operating assets and liabilities provided $212,051 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $398,250. Net loss of $67,448 was affected by interest earned on marketable securities held in the Trust Account of $1,269,521, a change in fair value of warrant liabilities of $847,875, an unrealized gain on marketable securities held in our Trust Account of $14,033 and a deferred tax benefit of $4,735. Changes in operating assets and liabilities provided $109,612 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $584,389. Net income of $740,631 was affected by interest earned on marketable securities held in the Trust Account of $630,888, a change in fair value of warrant liabilities of $124,687, an unrealized gain on marketable securities held in our Trust Account of $607,197 and a deferred tax provision of $119,830. Changes in operating assets and liabilities used $331,452 of cash from operating activities.

For the period from March 5, 2019 (inception) through December 31, 2019, cash used in operating activities was $666,585. Net income of $959,005 was affected by a change in fair value of warrant liabilities of $324,187, transaction costs associated with Initial Public Offering of $8,229, compensation expense related to warrant liabilities of $249,375, interest earned on marketable securities held in the trust account of $1,551,684, an unrealized gain on marketable securities held in our trust account of $36,580 and a deferred income tax provision of $7,682. Changes in operating assets and liabilities provided $21,575 of cash from operating activities.

For the period from March 5, 2019 (inception) through September 30, 2019, cash used in operating activities was $188,880. Net income of $617,976 was affected by interest earned on marketable securities held in the trust account of $696,010, an unrealized gain on marketable securities held in our trust account of $69,460, a change in the fair value of warrant liabilities of $374,062, transaction costs associated with Initial Public Offering of $8,229, compensation expense related to warrant liabilities of $249,375, and a deferred income tax provision of $14,587. Changes in operating assets and liabilities provided $60,485 of cash from operating activities.

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

Warrant Liability

We account for warrants in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants as liabilities at their fair value and adjust the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice model. For periods subsequent to the detachment of the Private Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 11).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 19, 2021, we filed our Original 10-K. Based upon their evaluation at that time, our Certifying Officers had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and in connection with this Amendment, our Certifying Officers re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation and in light of the SEC Statement, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Amendment, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the Private Warrants. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Amendment are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Amendment, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Private Warrants. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and retained earnings as of and for the years ended December 31, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Restatement of Previously Issued Financial Statements

On June 25, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from March 5, 2019 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of June, 2021.

TUSCAN HOLDINGS CORP. II

By:	/s/ Stephen A. Vogel
Stephen A. Vogel
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen A. Vogel	Chairman and Chief Executive Officer
Stephen A. Vogel	(Principal Executive Officer)	June 28, 2021

/s/ Richard O. Rieger	Chief Financial Officer
Richard O. Rieger	(Principal Financial and Accounting Officer)	June 28, 2021

/s/ Michael Auerbach	Director
Michael Auerbach		June 28, 2021

/s/ David H. Dickstein	Director
David H. Dickstein		June 28, 2021

/s/ Sila Calderón	Director
Sila Calderón		June 28, 2021

TUSCAN HOLDINGS CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Tuscan Holdings Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tuscan Holdings Corp. II (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from March 5, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from March 5, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the year then ended, have been restated.

Restatement of 2019 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2019 and for the period from March 5, 2019 (inception) through December 31, 2019, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 19, 2021 except for the effects of the restatement discussed in Note 2 and Note 11 as to which the date is June 28, 2021.

TUSCAN HOLDINGS CORP. II

BALANCE SHEETS (As Restated)

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$515,524	$419,303
Prepaid income taxes	—	34,456
Other receivable – related party	22,195	—
Prepaid expenses and other current assets	26,500	92,824
Total Current Assets	564,219	546,583

Cash and marketable securities held in Trust Account	174,550,466	173,824,264
TOTAL ASSETS	$175,114,685	$174,370,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$163,910	$148,839
Income taxes payable	132,220	—
Total Current Liabilities	296,130	148,839

Warrant liabilities	3,865,313	2,418,938
Deferred tax liability	1,282	7,682
TOTAL LIABILITIES	4,162,725	2,575,459

Commitments

Common stock subject to possible redemption, 16,425,578 and 16,585,828 shares at redemption value at December 31, 2020 and 2019, respectively	165,951,952	166,795,387

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,561,922 and 5,401,672 shares issued and outstanding (excluding 16,425,578 and 16,585,828 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	556	540
Additional paid-in capital	4,883,875	4,040,456
Retained earnings	115,577	959,005
Total Stockholders’ Equity	5,000,008	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,114,685	$174,370,847

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,	For the Period from March 5, 2019 (Inception) Through December 31,
	2020	2019

Operating and formation costs	$619,292	$458,616
Loss from operations	(619,292)	(458,616)

Other (expense) income:
Change in fair value of warrant liabilities	(1,446,375)	324,187
Transaction costs associated with Initial Public Offering	—	(8,229)
Compensation expense related to warrant liabilities	—	(249,375)
Interest earned on marketable securities held in Trust Account	1,386,880	1,551,684
Unrealized (loss) gain on marketable securities held in Trust Account	(4,365)	36,580
Other (expense) income, net	(63,860)	1,654,847

(Loss) Income before provision for income taxes	(683,152)	1,196,231
Provision for income taxes	(160,276)	(237,226)
Net (loss) income	$(843,428)	$959,005

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,524,541	15,569,256

Basic and diluted net income per share, Common stock subject to possible redemption	$0.05	$0.08

Basic and diluted weighted average shares outstanding, Common Stock	5,462,959	4,747,958

Basic and diluted net loss per share, Common Stock	$(0.29)	$(0.04)

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (As Restated)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – March 5, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000

Issuance of Representative Shares	187,500	19	1,075	—	1,094

Sale of 17,250,000 Units, net of underwriting discount and offering expenses	17,250,000	1,725	168,544,085	—	168,545,810

Sale of 237,500 Private Units	237,500	24	2,264,455	—	2,264,479

Common stock subject to possible redemption	(16,585,828)	(1,659)	(166,793,728)	—	(166,795,387)

Net income	—	—	—	959,005	959,005
Balance – December 31, 2019	5,401,672	540	4,040,456	959,005	5,000,001

Change in value of common stock subject to possible redemption	160,250	16	843,419	—	843,435

Net loss	—	—	—	(843,428)	(843,428)
Balance – December 31, 2020	5,561,922	$556	$4,883,875	$115,577	$5,000,008

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,	For the Period from March 5, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(843,428)	$959,005
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	1,446,375	(324,187)
Transaction costs associated with Initial Public Offering	—	8,229
Compensation expense related to warrant liabilities	—	249,375
Interest earned on marketable securities held in Trust Account	(1,386,880)	(1,551,684)
Unrealized loss (gain) on marketable securities held in Trust Account	4,365	(36,580)
Deferred tax (benefit) provision	(6,400)	7,682
Changes in operating assets and liabilities:
Other receivable	(22,195)	—
Prepaid expenses and other current assets	66,324	(92,808)
Prepaid income taxes	34,456	(34,456)
Accounts payable and accrued expenses	15,071	148,839
Income taxes payable	132,220	—
Net cash used in operating activities	(560,092)	(666,585)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,500,000)
Cash withdrawn for working capital purposes	250,000	—
Cash withdrawn to pay income taxes	406,313	264,000
Net cash provided by (used in) investing activities	656,313	(172,236,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Units	—	2,375,000
Proceeds from sale of Private Warrants	—	2,375,000
Advances from related party	—	45,897
Repayment of advances from related party	—	(45,897)
Proceeds from promissory note - related party	—	150,000
Repayment of promissory note - related party	—	(150,00)
Payment of offering costs	—	(478,112)
Net cash provided by financing activities	—	173,321,888

Net Change in Cash	96,221	419,303
Cash – Beginning of period	419,303	—
Cash – End of period	$515,524	$419,303

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$165,578,405
Change in value of common stock subject to possible redemption	$(843,435)	$1,216,982
Issuance of Representative Shares	—	$1,094
Offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$—	$25,000

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

The registration statement for the Company’s Initial Public Offering was declared effective on July 11, 2019. On July 16, 2019, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 215,000 units (the “Private Units”) at a price of $10.00 per Private Unit and the sale of 2,150,000 warrants (the “Private Warrants” and, together with the Private Units, the “Private Securities”) at a price of $1.00 per Private Warrant in a private placement to Tuscan Holdings Acquisition II LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designee, generating gross proceeds of $4,300,000, which is described in Note 5.

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

The Company has until September 30, 2021 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Private Warrants as components of equity instead of as derivative liabilities. The warrant agreement governing the Private Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Private Warrant.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement advises, among other things, that certain adjustments generally present in SPAC warrants preclude such warrants from being accounted for as equity, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Private Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result of the above, the Company should have classified the Private Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Private Warrants at the end of each reporting period as well as re-evaluate the treatment of the Private Warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Private Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of July 16, 2019 (audited)
Warrant Liability	$—	$2,483,250	$2,483,250
Common Stock Subject to Possible Redemption	145,821,530	(2,483,250)	143,338,280
Common Stock	513	25	538
Additional Paid-in Capital	4,999,861	233,954	5,233,815
Accumulated Deficit	(371)	(233,979)	(234,350)

Balance sheet as of September 30, 2019
Warrant Liability	$—	$2,369,063	$2,369,063
Common Stock Subject to Possible Redemption	168,823,417	(2,369,063)	166,454,354
Common Stock	514	24	538
Additional Paid-in Capital	4,497,973	(116,482)	4,381,491
Retained Earnings	501,518	116,458	617,976

Balance sheet as of December 31, 2019 (audited)
Warrant Liability	$—	$2,418,938	$2,418,938
Common Stock Subject to Possible Redemption	169,214,325	(2,418,938)	166,795,387
Common Stock	516	24	540
Additional Paid-in Capital	4,107,063	(66,607)	4,040,456
Retained Earnings	892,422	66,583	959,005

Balance sheet as of March 31, 2020
Warrant Liability	$—	$2,543,625	$2,543,625
Common Stock Subject to Possible Redemption	170,079,639	(2,543,625)	167,536,014
Common Stock	518	25	543
Additional Paid-in Capital	3,241,747	58,079	3,299,826
Retained Earnings	1,757,740	(58,104)	1,699,636

Balance sheet as of June 30, 2020
Warrant Liability	$—	$3,266,813	$3,266,813
Common Stock Subject to Possible Redemption	169,994,751	(3,266,813)	166,727,938
Common Stock	518	33	551
Additional Paid-in Capital	3,326,635	781,259	4,107,894
Retained Earnings	1,672,849	(781,292)	891,557

Balance sheet as of September 30, 2020
Warrant Liability	$—	$3,192,000	$3,192,000
Common Stock Subject to Possible Redemption	169,891,730	(3,192,000)	166,699,730
Common Stock	520	31	551
Additional Paid-in Capital	3,429,654	706,448	4,136,102
Retained Earnings	1,569,828	(706,479)	863,349

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$3,865,313	$3,865,313
Common Stock Subject to Possible Redemption	169,817,269	(3,865,313)	165,951,952
Common Stock	518	38	556
Additional Paid-in Capital	3,504,117	1,379,758	4,883,875
Retained Earnings	1,495,369	(1,379,792)	115,577
Stockholders’ Equity	5,000,004	4	5,000,008

Statement of Operations for the Nine Months Ended September 30, 2019
Change in fair value of warrant liability	$—	$374,062	$374,062
Transaction costs associated with Initial Public Offering	—	(8,229)	(8,229)
Compensation expense related to warrant liabilities	—	(249,375)	(249,375)
Net income	501,518	116,458	617,976
Weighted average shares outstanding, Common Stock subject to possible redemption	16,847,539	(377,488)	16,470,051
Basic and diluted net income per share, Common Stock subject to possible redemption	0.00	0.03	0.03
Weighted average shares outstanding, Common Stock	4,371,956	99,377	4,471,333
Basic and diluted net loss per share, Common Stock	(0.04)	0.05	0.01

Statement of Operations for the Year Ended December 30, 2019 (audited)
Change in fair value of warrant liability	$—	$324,187	$324,187
Transaction costs associated with Initial Public Offering	—	(8,229)	(8,229)
Compensation expense related to warrant liabilities	—	(249,375)	(249,375)
Net income	892,422	66,583	959,005
Weighted average shares outstanding, Common Stock subject to possible redemption	16,826,363	(1,257,107)	15,569,256
Basic and diluted net income per share, Common Stock subject to possible redemption	0.00	0.08	0.08
Weighted average shares outstanding, Common Stock	4,606,695	141,263	4,747,958
Basic and diluted net loss per share, Common Stock	(0.01)	(0.03)	(0.04)

Statement of Operations for the Three Months Ended March 31, 2020
Change in fair value of warrant liability	$—	$(124,687)	$(124,687)
Net income	865,318	(124,687)	740,631
Weighted average shares outstanding, Common Stock subject to possible redemption	16,804,048	(243,085)	16,560,963
Basic and diluted net income per share, Common Stock subject to possible redemption	0.00	0.06	0.06
Weighted average shares outstanding, Common Stock	5,161,137	240,535	5,401,672
Basic and diluted net loss per share, Common Stock	(0.01)	(0.02)	(0.03)

Statement of Operations for the Six Months Ended June 30, 2020
Change in fair value of warrant liability	$—	$(847,875)	$(847,875)
Net income (loss)	780,427	(847,875)	(67,448)
Weighted average shares outstanding, Common Stock subject to possible redemption	16,807,161	(280,665)	16,526,496
Basic and diluted net income per share, Common Stock subject to possible redemption	0.00	0.06	0.06
Weighted average shares outstanding, Common Stock	5,172,295	245,924	5,418,219
Basic and diluted net loss per share, Common Stock	(0.04)	(0.15)	(0.19)

Statement of Operations for the Nine Months Ended September 30, 2020
Change in fair value of warrant liability	$—	$(773,062)	$(773,062)
Net income (loss)	677,406	(773,062)	(95,656)
Weighted average shares outstanding, Common Stock subject to possible redemption	16,791,891	(267,350)	16,524,541
Basic and diluted net income per share, Common Stock subject to possible redemption	0.00	0.06	0.06
Weighted average shares outstanding, Common Stock	5,174,996	271,798	5,446,794
Basic and diluted net loss per share, Common Stock	(0.07)	(0.13)	(0.20)

Statement of Operations for the Year Ended December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(1,446,375)	$(1,446,375)
Net loss	602,947	(1,446,375)	(843,428)
Weighted average shares outstanding, Common Stock subject to possible redemption	16,807,323	(282,782)	16,524,541
Basic and diluted net income per share, Common Stock subject to possible redemption	0.05	—	0.05
Weighted average shares outstanding, Common Stock	5,180,177	282,782	5,462,959
Basic and diluted net loss per share, Common Stock	(0.03)	(0.26)	(0.29)

Cash Flow Statement for the Nine Months Ended September 30, 2019
Net (loss) income	$501,889	$116,458	$617,976
Change in fair value of warrant liability	—	124,687	124,687
Transaction costs associated with Initial Public Offering	—	(8,229)	(8,229)
Initial classification of Common Stock subject to possible redemption	168,321,530	(2,743,125)	165,578,405
Change in value of Common Stock subject to possible redemption	501,887	374,062	875,949

Cash Flow Statement for the Year Ended December 31, 2019 (audited)
Net (loss) income	$892,422	$66,583	$959,005
Change in fair value of warrant liability	—	74,812	74,812
Transaction costs associated with Initial Public Offering	—	(8,229)	(8,229)
Initial classification of Common Stock subject to possible redemption	168,321,530	(2,743,125)	165,578,405
Change in value of Common Stock subject to possible redemption	892,795	324,187	1,216,982

Cash Flow Statement for the Three Months Ended March 31, 2020
Net loss	$865,318	$(124,687)	$740,631
Change in fair value of warrant liability	—	124,687	124,687
Change in value of Common Stock subject to possible redemption	865,314	(124,687)	740,627

Cash Flow Statement for the Six Months Ended June 30, 2020
Net loss	$780,427	$(847,875)	$(67,448)
Change in fair value of warrant liability	—	847,875	847,875
Change in value of Common Stock subject to possible redemption	780,426	(847,875)	(67,449)

Cash Flow Statement for the Nine Months Ended, September 30, 2020
Net loss	$677,406	$(773,062)	$(95,656)
Change in fair value of warrant liability	—	773,062	773,062
Change in value of Common Stock subject to possible redemption	677,405	(773,062)	(95,657)

Cash Flow Statement for the Year Ended December 31, 2020 (audited)
Net loss	$602,947	$(1,446,375)	$(843,428)
Change in fair value of warrant liability	—	1,446,375	1,446,375
Change in value of Common Stock subject to possible redemption	602,944	(1,446,379)	(843,435)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available were valued using a binomial lattice model. For periods subsequent to the detachment of the Private Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date (see Note 11).

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

	Year Ended December 31,	For the Period from March 5, 2019 (Inception) Through December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned and unrealized gains on marketable securities held in Trust Account	$1,320,587	$1,491,940
Unrealized gains (loss) on marketable securities held in Trust Account	(4,156)	35,172
Less: interest available to be withdrawn for payment of taxes	(312,948)	(357,018)
Less: interest available to be withdrawn for working capital	(238,050)	—
Net income allocable to shares subject to possible redemption	$765,433	$1,170,094
Denominator: Weighted average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	16,524,541	15,569,256
Basic and diluted net income per share	$0.05	$0.08

Non-Redeemable Common Stock
Numerator Net Income minus Net Earnings
Net income	$(843,428)	$959,005
Income attributable to common stock subject to possible redemption	(765,433)	(1,170,094)
Non-Redeemable Net Loss	$(1,608,861)	$(211,089)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	5,462,959	4,747,958
Basic and diluted net loss per common share	$(0.29)	$(0.04)

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

NOTE 4. PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 5,561,922 and 5,401,672 shares of common stock issued and outstanding, excluding 16,425,578 and 16,585,828 of common stock subject to possible redemption, respectively.

NOTE 9. WARRANTS

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2020	December 31, 2019

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(44.5)%	(5.7)%
Transaction costs associated with Initial Public Offering	—	0.1%
Compensation expense related to warrant liabilities	—	4.4%
State taxes, net of federal tax benefit	0.0%	0.0%
Income tax provision	(23.5)%	19.8%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$174,550,466	$173,824,264

Liabilities:
Warrant Liability – Private Placement Warrants	3	3,865,313	2,418,938

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were initially valued using a binomial lattice, which is considered to be a Level 3 fair value measurement. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

As of issuance and July 16, 2019, the estimated fair value of the Private Warrants was determined using a Binomial Lattice Model and based upon the following significant inputs:

Input	July 16, 2019 (Initial Measurement)
Risk-free interest rate	1.92%
Tine to maturity (years)	6.0
Dividend yield	0.0%
Expected volatility	15.3%
Probability of Acquisition	80.0%
Exercise price	$11.50
Unit Price	$10.00

On July 16, 2019, the Private Placement Warrants were determined to be $1.10 per warrant for aggregate values of $2.48 million.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Private Placement Warrants was calculated using a Binomial Lattice Model which is considered a Level 3 measurement.

The key inputs into the Binomial Lattice Model for the Private Placement Warrants were as follows at December 31, 2020 and 2019, respectively:

Input	December 31, 2020	December 31, 2019
Risk-free interest rate	0.40%	1.71%
Tine to maturity (years)	5.29	5.54
Dividend yield	0.0%	0.0%
Expected volatility	23.1%	15.8%
Probability of Acquisition	70.0%	80.0%
Exercise price	$11.50	$11.50
Unit Price	$11.01	$9.86

As of December 31, 2020 and 2019, the aggregate values of the Private Placement Warrants were $3.87 million and $2.42 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of January 1, 2019	$—
Initial measurement on July 16, 2019 (IPO)	2,483,250
Initial measurement on July 19, 2019 (Over allotment)	259,875
Change in fair value	(324,187)
Fair value as of December 31, 2019	2,418,938
Change in fair value	1,446,375
Fair value as of December 31, 2020	$3,865,313

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. The Company had no transfers out of Level 3.

NOTE 12. SUBSEQUENT EVENTS

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

On April 24, 2021, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021. As part of the meeting, stockholders redeemed 2,499,097 shares of common stock for an aggregate cash balance of approximately $25.2M.