Form 10-Q
period 2021-03-31
Tuscan Holdings Corp. II
filed 2021-06-30
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 28, 2021, there were 19,488,403 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$441,424	$515,524
Other receivable - Related Party	16	22,195
Prepaid expenses and other current assets	10,000	26,500
Total Current Assets	451,440	564,219

Marketable securities held in Trust Account	174,601,009	174,550,466
Total Assets	$175,052,449	$175,114,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$294,105	$163,910
Income tax payable	132,220	132,220
Total Current Liabilities	426,325	296,130

Warrant Liabilities	2,718,188	3,865,313
Deferred tax liability	1,282	1,282
Total Liabilities	3,145,795	4,162,725

Commitments

Common stock subject to possible redemption, 16,503,195 and 16,425,578 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	166,906,646	165,951,952

Stockholders’ Equity
Preference stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,484,305 and 5,561,922 shares issued and outstanding (excluding 16,503,195 and 16,425,578 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	548	556
Additional paid in capital	3,929,189	4,883,875
Retained earnings	1,070,271	115,577
Total Stockholders’ Equity	5,000,008	5,000,008
Total Liabilities and Stockholders’ Equity	$175,052,449	$175,114,685

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating and formation costs	$242,974	$142,755
Loss from operations	(242,974)	(142,755)

Other income:
Change in fair value of warrant liability	1,147,125	(124,687)
Interest earned on marketable securities held in Trust Account	34,774	630,888
Unrealized (loss) gain on marketable securities held in Trust Account	15,769	607,197
Other income, net	1,197,668	1,113,398

Income before provision for income taxes	954,694	970,643
Provision for income taxes	—	(230,012)
Net income	$954,694	$740,631

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,425,578	16,560,963

Basic and diluted net income per share, Common stock subject to possible redemption	$(0.01)	$0.06

Basic and diluted weighted average shares outstanding, Common Stock	5,561,922	5,401,672

Basic and diluted net loss per share, Common Stock	$0.21	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2021	5,561,922	$556	$4,883,875	$115,577	$5,000,008

Change in value of common stock subject to possible redemption	(77,617)	(8)	(954,686)	—	(954,694)

Net income	—	—	—	954,694	954,694
Balance – March 31, 2021	5,484,305	$548	$3,929,189	$1,070,271	$5,000,008

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	5,401,672	$540	$4,040,456	$959,005	$5,000,001

Change in value of common stock subject to possible redemption	33,093	3	(740,630)	—	(740,627)

Net income	—	—	—	740,631	740,631
Balance – March 31, 2020	5,434,765	$543	$3,299,826	$1,699,636	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$954,694	$740,631
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,147,125)	124,687
Interest earned on marketable securities held in Trust Account	(34,774)	(630,888)
Unrealized gain on marketable securities held in Trust Account	(15,769)	(607,197)
Deferred provision for income taxes	—	119,830
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	16,500	(23,591)
Prepaid income taxes	—	34,456
Other Receivable	22,179	(303,692)
Accounts payable and accrued expenses	130,195	(114,351)
Income tax payable	—	75,726
Net cash used in operating activities	(74,100)	(584,389)

Cash Flows from Investing Activities:
Cash withdrawn for working capital purposes	—	250,000
Cash withdrawn to pay franchise taxes	—	134,088
Net cash provided by investing activities	—	384,088

Net Change in Cash	(74,100)	(200,301)
Cash – Beginning	515,524	419,303
Cash – Ending	$441,424	$219,002

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$954,694	$740,627

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $3,954,190, consisting of $3,450,000 of underwriting fees and $504,190 of other offering costs, of which $3,945,961 were charged to equity and $8,229 was expensed through the statement of operations.

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

MARCH 31, 2021

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

MARCH 31, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 28, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-KA for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Warrant Liability

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model.

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

MARCH 31, 2021

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$33,268	$605,387
Unrealized gain on marketable securities held in Trust Account	15,086	582,653
Less: interest available to be withdrawn for payment of taxes	(38,938)	(259,769)
Less: interest available to be withdrawn for working capital	(239,174)	—
Net (loss) income allocable to shares subject to possible redemption	$(229,758)	$928,271
Denominator: Weighted average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	16,425,578	16,560,963
Basic and diluted net income per share	$(0.01)	$0.06

Non-Redeemable Common Stock
Numerator Net Income minus Net Earnings
Net income	$954,694	$740,631
Income attributable to common stock subject to possible redemption	229,758	(928,271)
Non-Redeemable Net Loss	$1,184,452	$(187,640)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	5,561,922	5,401,672
Basic and diluted net loss per common share	$0.21	$(0.03)

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

MARCH 31, 2021

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

Other Receivable – Related Party

During the three months ended March 31, 2021, the Company paid expenses on behalf of an affiliate that were mainly settled during the same period. An aggregate amount of $16 was due from this affiliate as of March 31, 2021.

Advance from Related Party

In July 2019, the Company’s Chief Executive Officer advanced the Company an aggregate of $45,897 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. Advances amounting to $45,897 were repaid upon consummation of the IPO.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services.

Promissory Note — Related Party

In March 2019, the Company issued an unsecured promissory note to the Company’s Chief Executive Officer (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. Borrowings amounting to $149,000 were repaid as of December 31, 2020.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 5,484,305 and 5,561,922 shares of common stock issued and outstanding, excluding 16,503,195 and 16,425,578 of common stock subject to possible redemption, respectively.

NOTE 8. WARRANTS

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

MARCH 31, 2021

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$174,601,009	$174,550,466

Liabilities:
Warrant Liability – Private Placement Warrants	3	$2,718,188	$3,865,313

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Private Warrants were valued using a binomial lattice simulation model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The estimated fair value of the Private Warrants was based on the following significant inputs:

	March 31, 2021	December 31, 2020
Risk-free interest rate	0.96%	0.40%
Tine to maturity (years)	5.19	5.29
Dividend yield	0.00%	0.0%
Expected volatility	23.5%	23.1%
Probability of Acquisition	60.0%	70.0%
Exercise price	$11.50	$11.50
Unit Price	$10.09	$11.01

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$3,865,313
Change in fair value	(1,147,125)
Fair value as of March 31, 2021	2,718,188

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 14, 2021, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021. As part of the meeting, stockholders redeemed 2,499,097 shares of common stock for an aggregate cash balance of approximately $25.2M.

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

All activity through March 31, 2021 relates to our formation, our Initial Public Offering, which was consummated on July 16, 2019, and searching for a target company for a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $954,694, which consisted of change in fair value of warrant liability of $1,147,125, interest income on marketable securities held in the Trust Account of $34,774 and an unrealized gain on marketable securities held in the Trust Account of $15,769, offset by operating costs of $242,974.

For the three months ended March 31, 2020, we had net income of $740,631, which consisted of interest income on marketable securities held in the trust account of $630,888 and an unrealized gain on marketable securities held in the trust account of $607,197, offset by operating costs of $142,755, change in fair value of warrant liability of $124,687 and provision for income taxes of $230,012.

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

For the three months ended March 31, 2021, cash used in operating activities was $74,100. Net income of $954,694 was offset by change in fair value of warrant liability of $1,147,125, interest income on marketable securities held in the Trust Account of $34,774 and an unrealized gain on marketable securities held in the Trust Account of $15,769. Changes in operating assets and liabilities provided $168,874 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $584,389. Net income of $740,631 was affected by change in fair value of warrant liability of $124,687 and deferred tax provision of $119,830, offset by interest income on marketable securities held in the trust account of $630,888 and an unrealized gain on marketable securities held in the trust account of $607,197. Changes in operating assets and liabilities used $331,452 of cash from operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $174,601,009 (including approximately $50,543 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

As of March 31, 2021, we had cash of $441,424. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available were valued using a binomial lattice model.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 28, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the Restatement of our financial statements had not yet been identified. Due solely to the events that led to our Restatement of our financial statements, management has identified a material weakness in our internal control over financial reporting relating to the accounting for our Private Warrants. To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC. The following risk factor could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

TUSCAN HOLDINGS CORP. II

Date: June 29, 2021	By:	/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 29, 2021	By:	/s/ Richard O. Rieger
	Name:	Richard O. Rieger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)