Form 10-Q
period 2021-06-30
Tuscan Holdings Corp. II
filed 2021-08-16
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 19,082,014 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$561,381	$515,524
Other receivable - Related Party	16	22,195
Prepaid expenses and other current assets	39,000	26,500
Total Current Assets	600,397	564,219

Marketable securities held in Trust Account	148,297,025	174,550,466
Total Assets	$148,897,422	$175,114,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$332,313	$163,910
Income tax payable	—	132,220
Total Current Liabilities	332,313	296,130

Warrant Liabilities	2,890,256	3,865,313
Deferred tax liability	1,282	1,282
Total Liabilities	3,223,851	4,162,725

Commitments

Common stock subject to possible redemption, 13,956,579 and 16,425,578 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	140,673,563	165,951,952

Stockholders’ Equity
Preference stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,472,181 and 5,561,922 shares issued and outstanding (excluding 13,956,579 and 16,425,578 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	546	556
Additional paid in capital	4,334,425	4,883,875
Retained earnings	665,037	115,577
Total Stockholders’ Equity	5,000,008	5,000,008
Total Liabilities and Stockholders’ Equity	$148,897,422	$175,114,685

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (As restated)	2021	2020 (As restated)

Operating and formation costs	$234,792	$152,917	$477,766	$295,672
Loss from operations	(234,792)	(152,917)	(477,766)	(295,672)

Other (expense) income:
Change in fair value of warrant liability	(172,068)	(723,188)	975,057	(847,875)
Interest earned on marketable securities held in Trust Account	3,865	638,633	38,639	1,269,521
Unrealized (loss) gain on marketable securities held in Trust Account	—	(593,164)	15,769	14,033
Total other (expense) income, net	(168,203)	(677,719)	1,029,465	435,679

(Loss) income before income taxes	(402,995)	(830,636)	551,699	140,007
Benefit from (Provision for) income taxes	(2,239)	22,557	(2,239)	(207,455)
Net (loss) income	$(405,234)	$(808,079)	$549,460	$(67,448)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	14,338,107	16,552,735	15,337,053	16,526,496
Basic and diluted net income per share, Common stock subject to possible redemption	$(0.02)	$(0.00)	$(0.02)	$0.06

Basic and diluted weighted average shares outstanding, Common Stock	5,484,305	5,434,765	8,319,225	5,418,219
Basic and diluted net loss per share, Common Stock	$(0.03)	$(0.15)	$0.09	$(0.19)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2021	5,561,922	$556	$4,883,875	$115,577	$5,000,008

Change in value of common stock subject to possible redemption	(77,617)	(8)	(954,686)	—	(954,694)

Net income	—	—	—	954,694	954,694
Balance – March 31, 2021	5,484,305	$548	$3,929,189	$1,070,271	$5,000,008

Change in value of common stock subject to possible redemption	(12,124)	(2)	405,236	—	405,234

Net loss	—	—	—	(405,234)	(405,234)
Balance – June 30, 2021	5,472,181	$546	$4,334,425	$665,037	$5,000,008

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	5,401,672	$540	$4,040,456	$959,005	$5,000,001

Change in value of common stock subject to possible redemption	33,093	3	(740,630)	—	(740,627)

Net income	—	—	—	740,631	740,631
Balance – March 31, 2020	5,434,765	$543	$3,299,826	$1,699,636	$5,000,005

Change in value of common stock subject to possible redemption	68,560	8	808,068	—	808,076

Net loss	—	—	—	(808,079)	(808,079)
Balance – June 30, 2020	5,503,325	$551	$4,107,894	$891,557	$5,000,002

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$549,460	$(67,448)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(975,057)	847,875
Interest earned on marketable securities held in Trust Account	(38,639)	(1,269,521)
Unrealized (gain on marketable securities held in Trust Account	(15,769)	(14,033)
Deferred tax liability	—	(4,735)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,500)	(5,759)
Prepaid income taxes	—	34,456
Other Receivable	22,179	(2,849)
Accounts payable and accrued expenses	168,403	(93,970)
Income taxes payable	(132,220)	177,734
Net cash used in operating activities	(434,143)	(398,250)

Cash Flows from Investing Activities:
Cash withdrawn for working capital purposes	—	250,000
Cash withdrawn to pay franchise and income taxes	480,000	156,313
Cash withdrawn from Trust Account to redeeming stockholders	25,827,849	—
Net cash provided by investing activities	26,307,849	406,313

Cash Flows from Financing Activities:
Redemption of common stock	(25,827,849)	—
Net cash used in financing activities	(25,827,849)	—

Net Change in Cash	45,857	8,063
Cash – Beginning	515,524	419,303
Cash – Ending	$561,381	$427,366

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(25,278,389)	$(67,449)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Tuscan Holdings Corp. II (the “Company”) is a blank check company incorporated in Delaware on March 5, 2019. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $3,954,190, consisting of $3,450,000 of underwriting fees and $504,190 of other offering costs, of which $3,945,961 were charged to equity and $8,229 was expensed through the statements of operations.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

On April 14, 2021, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021. As part of the meeting, stockholders redeemed 2,499,097 shares of common stock for an aggregate cash balance of approximately $25,827,849

Going Concern Consideration

As of June 30, 2021, the Company had $561,381 in its operating bank accounts and working capital of $486,425.

The Company will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If the Company is unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 28, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

JUNE 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Warrant Liabilities

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model.

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

JUNE 30, 2021

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate for the period is zero due to the taxable loss in the period and due to the valuation allowance recorded against the deferred tax asset.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statements of operations.

Net Income (Loss) Per Common Share

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

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable common stock shares’ proportionate interest.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned and Unrealized gain on marketable securities held in Trust Account	$3,672	$43,450	$51,688	$1,226,570
Less: interest available for payment of franchise and taxes	—	—	(51,688)	(276,031)
Less: interest available to be withdrawn for working capital	(237,500)	(17,348)	(237,500)	—
Redeemable Net (loss) income allocable to shares subject to possible redemption	$(233,828)	$26,102	$(237,500)	$950,539
Denominator: Weighted average common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	14,338,107	16,552,735	15,337,053	16,526,496
Basic and diluted net income (loss) per common share	$(0.02)	$(0.00)	$(0.02)	$0.06

Non-Redeemable Common Stock

Numerator Net (Loss) Income minus Net Earnings
Net (loss) income	$(405,234)	$(808,079)	$549,460	$(67,448)
Less: Income attributable to common stock subject to possible redemption	233,828	(26,102)	237,500	(950,539)
Non-Redeemable Net (Loss) Income	$(171,406)	$(834,181)	$786,960	$(1,017,987)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic weighted average shares outstanding	5,484,305	5,434,765	8,319,225	5,418.219
Basic net (loss) income per common share	$(0.03)	$(0.15)	$0.09	$(0.19)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

JUNE 30, 2021

(Unaudited)

Adopted Accounting Standards

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

JUNE 30, 2021

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

Other Receivable – Related Party

During the three months and six months ended June 30, 2021, the Company paid expenses on behalf of an affiliate that were mainly settled during the same period. An aggregate amount of $16 was due from this affiliate as of June 30, 2021.

Advance from Related Party

In July 2019, the Company’s Chief Executive Officer advanced the Company an aggregate of $45,897 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. Advances amounting to $45,897 were repaid upon consummation of the IPO.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services respectively.

Promissory Note — Related Party

In March 2019, the Company issued an unsecured promissory note to the Company’s Chief Executive Officer (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determines not to proceed with the Initial Public Offering. Borrowings amounting to $149,000 were repaid as of December 31, 2020. Borrowings under the Promissory Note are no longer available.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 5,475,163 and 5,561,922 shares of common stock issued and outstanding, excluding 14,013,240 and 16,425,578 of common stock subject to possible redemption, respectively.

NOTE 8. WARRANT LIABILITIES

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

JUNE 30, 2021

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

JUNE 30, 2021

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$148,297,025	$174,550,466

Liabilities:
Warrant Liability – Private Placement Warrants	3	$2,890,256	$3,865,313

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The estimated fair value of the Private Warrants was based on the following significant inputs:

	June 30, 2021	December 31, 2020
Risk-free interest rate	0.90%	0.40%
Time to maturity (years)	5.21	5.29
Dividend yield	0.00%	0.0%
Expected volatility	23.6%	23.1%
Probability of Acquisition	65.0%	70.0%
Exercise price	$11.50	$11.50
Unit Price	$10.05	$11.01

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$3,865,313
Change in fair value	(975,057)
Fair value as of June 30, 2021	2,890,256

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through June 30, 2021 relates to our formation, our Initial Public Offering, which was consummated on July 16, 2019, and searching for a target company for a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $405,234, which consist of operating cost of $234,792 and change in fair value of warrant liability of $172,068, offset by interest earned on marketable securities held in Trust Account of $3,865

For the six months ended June 30, 2021, we had net income of $549,460, which consisted of interest income on marketable securities held in the trust account of $38,639, an unrealized gain on marketable securities held in the trust account of $15,769 and change in fair value of warrant liability of $975,057, offset by operating costs of $477,766.

For the three months ended June 30, 2020, we had a net loss of $808,079, which consisted of change in fair value of warrant liability of $723,188, an unrealized gain on marketable securities held in the Trust Account of $593,164, operating costs of $152,917 and offset by interest income on marketable securities held in the Trust Account of $638,633, provision for income taxes of $22,557.

For the six months ended June 30, 2020, we had net loss of $67,448, which consisted of operating costs of $295,672 change in fair value of warrant liability of $847,875 and provision for income taxes of $207,455, and offset by interest income on marketable securities held in the trust account of $1,269,521 and an unrealized loss on marketable securities held in the trust account of $14,033.

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

For the six months ended June 30, 2021, cash used in operating activities was $434,143. Net income of $549,460 was affected by change in fair value of warrant liability of $975,057, interest income on marketable securities held in the Trust Account of $38,639 and an unrealized gain on marketable securities held in the Trust Account of $15,769. Changes in operating assets and liabilities provided $45,862 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $398,250. Net loss of $67,448 was affected by change in fair value of warrant liability of $847,875 and deferred tax provision of $4,735, offset by interest income on marketable securities held in the trust account of $1,269,521 and an unrealized gain on marketable securities held in the trust account of $14,033. Changes in operating assets and liabilities provided $109,612 of cash from operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $148,297,025 (including approximately $54,408 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

As of June 30, 2021, we had cash of $561,381. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The Company will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If the Company is unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to the company on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year and one day from the issuance of this report.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with un entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants for periods where no observable traded price was available were valued using a binomial lattice model.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Private Warrants as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 28, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 1. Unregistered Sales of Equity Securities and Use of Proceeds.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUSCAN HOLDINGS CORP. II

Date: August 16, 2021	By:	/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Richard O. Rieger
	Name:	Richard O. Rieger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

