Form 10-Q
period 2021-09-30
Tuscan Holdings Corp. II
filed 2021-11-23
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, there were 17,144,455 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$411,492	$515,524
Other receivable - Related Party	12,516	22,195
Prepaid expenses and other current assets	24,500	26,500
Total Current Assets	448,508	564,219

Marketable securities held in Trust Account	149,539,628	174,550,466
Total Assets	$149,988,136	$175,114,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$403,288	$163,910
Income tax payable	—	132,220
Promissory note – related party	1,240,696	—
Redemption Liability	23,058,595	—
Total Current Liabilities	24,702,579	296,130

Warrant Liabilities	1,733,156	3,865,313
Deferred tax liability	1,282	1,282
Total Liabilities	26,437,017	4,162,725

Commitments

Common stock subject to possible redemption, 12,406,955 and 17,250,000 shares at redemption value at September 30, 2021 and December 31, 2020, respectively	126,223,592	174,281,305

Stockholders’ Deficit
Preference stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,737,500 shares issued and outstanding (excluding 12,406,955 and 17,250,000 shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	474	474
Accumulated deficit	(2,672,947)	(3,329,819)
Total Stockholders’ Deficit	(2,672,473)	(3,329,345)
Total Liabilities and Stockholders’ Deficit	$149,988,136	$175,114,685

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (Unaudited)	2020 (Restated)	2021 (Unaudited)	2020 (Restated)

Operating and formation costs	$222,865	$197,092	$700,631	$492,764
Loss from operations	(222,865)	(197,092)	(700,631)	(492,764)

Other income (expense):
Change in fair value of warrant liability	1,157,100	74,813	2,132,157	(773,062)
Interest earned on marketable securities held in Trust Account	17,677	69,264	56,316	1,338,785
Unrealized (loss) gain on marketable securities held in Trust Account	(15,769)	(2,578)	—	11,455
Total other income (expense), net	1,159,008	141,499	2,188,473	577,178

Income (Loss) before income taxes	936,143	(55,593)	1,487,842	84,414
Benefit from (Provision for) income taxes	—	27,385	(2,239)	(180,070)
Net income (loss)	$936,143	$(28,208)	$1,485,603	$(95,656)

Basic and diluted weighted average shares outstanding, Common stock	19,416,277	21,987,500	20,395,151	21,987,500
Basic and diluted net income (loss) per share, Common stock	$0.05	$(0.00)	$0.07	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021 (Restated)	4,737,500	$474	$—	$(3,329,819)	$(3,329,345)

Accretion to amount subject to redemption	—	—	—	(178,225)	(178,225)

Net income	—	—	—	954,694	954,694
Balance – March 31, 2021 (Restated)	4,737,500	$474	$—	$(2,553,350)	$(2,552,876)

Accretion to amount subject to redemption	—	—	—	552,997	552,997

Net loss	—	—	—	(405,234)	(405,234)
Balance – June 30, 2021 (Restated)	4,737,500	$474	$—	$(2,405,587)	$(2,405,113)

Accretion to amount subject to redemption	—	—	—	(1,203,503)	(1,203,503)

Net income	—	—	—	936,143	936,143
Balance – September 30, 2021	4,737,500	$474	$—	$(2,672,947)	$(2,672,473)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(RESTATED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2020	4,737,500	$474	$—	$(1,895,262)	$(1,894,788)

Accretion to amount subject to redemption	—	—	—	(903,100)	(903,100)

Net income	—	—	—	740,631	740,631
Balance – March 31, 2020	4,737,500	$474	$—	$(2,057,731)	$(2,057,257)

Accretion to amount subject to redemption	—	—	—	119,464	119,464

Net loss	—	—	—	(808,079)	(808,079)
Balance – June 30, 2020	4,737,500	$474	$—	$(2,746,346)	$(2,745,872)

Accretion to amount subject to redemption	—	—	—	(52,830)	(52,830)

Net loss	—	—	—	(28,208)	(28,208)
Balance – September 30, 2020	4,737,500	$474	$—	$(2,827,384)	$(2,826,910)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021 (Unaudited)	2020 (Restated)

Cash Flows from Operating Activities:
Net income (loss)	$1,485,603	$(95,656)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(2,132,157)	773,062
Interest earned on marketable securities held in Trust Account	(56,316)	(1,338,785)
Unrealized gain on marketable securities held in Trust Account	—	(11,455)
Deferred tax liability	—	(5,276)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,000	45,683
Prepaid income taxes	—	34,456
Other Receivable	9,679	—
Accounts payable and accrued expenses	239,378	(18,978)
Income taxes payable	(132,220)	150,890
Net cash used in operating activities	(584,033)	(466,059)

Cash Flows from Investing Activities:
Cash withdrawn for working capital purposes	—	250,000
Cash withdrawn to pay franchise and income taxes	480,000	156,313
Cash deposited for extension contribution	(1,240,695)	—
Cash withdrawn from Trust Account to redeeming stockholders	25,827,849	—
Net cash provided by investing activities	25,067,154	406,313

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,240,696	—
Redemption of common stock	(25,827,849)	—
Net cash used in financing activities	(24,587,153)	—

Net Change in Cash	(104,032)	(59,746)
Cash – Beginning	515,524	419,303
Cash – Ending	$411,492	$359,557

Non-cash investing and financing activities:
Accretion to amount subject to redemption	$828,731	$836,466

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Securities, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations and up to $250,000 per 12-month period for working capital requirements). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and EarlyBirdCapital (and its designee) have agreed to vote their Founder Shares (as defined in Note 6), Representative Shares (as defined in Note 8), Private Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Company has until December 31, 2021 (see Note 11) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

On April 14, 2021, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021. As part of the meeting, stockholders redeemed 2,499,097 shares of common stock for an aggregate cash balance of approximately $25,827,849. On September 28, 2021, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from September 30, 2021 to December 31, 2021. As part of the meeting, stockholders redeemed 2,284,305 shares of common stock for an aggregate cash balance of approximately $23,058,595. The company notes that the cash was not deposited into the Trust account until October 2021.

Going Concern Consideration

As of September 30, 2021, the Company had $411,492 in its operating bank accounts and working capital of $302,660, excluding the redemption liability of $23,058,595, related party promissory note of 1,240,696, and Delaware franchise taxes of $257,441.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for common stock subject to redemption, the Company also restated its income (loss) per common stock calculated to allocate net income (loss) to a single class of common stock, regardless if the common stock has redemption features. This presentation contemplates a Business Combination as the most likely outcome, in which case, common stock shares the full amount of the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$166,906,646	$7,552,884	$174,459,530
Common stock	$548	$(74)	$474
Additional paid-in capital	$3,929,189	$(3,929,189)	$—
Accumulated deficit	$1,070,271	$(3,623,621)	$(2,553,350)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(7,552,884)	$(2,552,876)

Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$140,673,563	$7,405,121	$148,078,684
Common stock	$546	$(72)	$474
Additional paid-in capital	$4,334,425	$(4,334,425)	$—
Accumulated deficit	$665,037	$(3,070,624)	$(2,405,587)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(7,405,121)	$(2,405,113)

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Previously Reported	Adjustment	As Restated
Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,425,578	(16,425,578)	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$(0.01)	$0.01	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,561,922	(5,561,922)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.21	$(0.21)	$—
Weighted average shares outstanding - common stock	—	21,987,500	21,987,500
Basic and Diluted EPS - common stock	—	0.04	0.04

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	14,338,107	(14,338,107)	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$(0.02)	$0.02	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,484,305	(5,484,305)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.03)	$0.03	$—
Weighted average shares outstanding - common stock	—	19,428,760	19,428,760
Basic and Diluted EPS - common stock	—	0.06	0.06

Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	15,337,053	(15,337,053)	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$(0.02)	$0.02	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,319,225	(8,319,225)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.09	$(0.09)	$—
Weighted average shares outstanding - common stock	—	20,403,518	20,403,518
Basic and Diluted EPS - common stock	—	0.08	0.08

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Initial classification of common stock subject to possible redemption	$—	$172,500,000	$172,500,000
Change in value of common stock subject to possible redemption	$(954,694)	$1,132,919	$178,225

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Initial classification of common stock subject to possible redemption	$—	$146,672,151	$146,672,151
Change in value of common stock subject to possible redemption	$25,278,389	$(25,653,161)	$(374,772)

Statement of Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (unaudited)
Change in value of common stock subject to possible redemption	$(954,694)	$776,469	$(178,225)

Statement of Stockholders’ Equity (Deficit) for the Three Months Ended June 30, 2021 (unaudited)
Change in value of common stock subject to possible redemption	$405,234	$147,763	$552,997

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on June 28, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Cash and Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S Treasury Bills or as cash. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021, December 31, 2020, and December 31, 2019, the Common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds at IPO date	$172,500,000
Less:
Common stock issuance costs	(3,954,190)
Plus:
Accretion of carrying value to redemption value	5,144,366

Common stock subject to possible redemption as of December 30, 2019	173,690,176

Plus:
Accretion of carrying value to redemption value	591,129

Common stock subject to possible redemption as of December 30, 2020	174,281,305

Less:
Public shares redeemed	(48,886,444)
Plus:
Accretion of carrying value to redemption value	828,731

Common stock subject to possible redemption as of September 30, 2021	$126,223,592

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate for the period is zero due to the taxable loss in the period and due to the valuation allowance recorded against the deferred tax asset.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company calculates earnings per share by allocating net income to a single class of common stock. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,118,750 Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$936,143	$(28,208)	$1,485,603	$(95,656)
Denominator:
Basic and diluted weighted average shares outstanding	19,416,277	21,987,500	20,395,151	21,987,500
Basic and diluted net income (loss) per common stock	$0.05	$(0.00)	$0.07	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10.)

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

SEPTEMBER 30, 2021

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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). On July 19, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 2,250,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital and its designee purchased an aggregate of 215,000 Private Units at a price of $10.00 per Private Unit, and 2,150,000 Private Warrants at a price of $1.00 per Private Warrant for an aggregate purchase price of $4,300,000. The Sponsor purchased 179,638 Private Units and EarlyBirdCapital and its designee purchased an aggregate of 35,362 Private Units. In addition, the Sponsor purchased 1,796,380 Private Warrants and EarlyBirdCapital and its designee purchased an aggregate of 353,620 Private Warrants. On July 19, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the Sponsor and EarlyBirdCapital and its designee purchased an aggregate of 22,500 additional Private Units, of which 18,800 Private Units were purchased by the Sponsor and 3,700 Private Units were purchased by EarlyBirdCapital and its designee, for an aggregate purchase price of $225,000. In addition, in connection with the underwriters’ exercise of the over-allotment option in full, the Sponsor and EarlyBirdCapital and its designee purchased an aggregate of 225,000 additional Private Warrants, of which 188,000 Private Warrants were purchased by the Sponsor and 37,000 Private Warrants were purchased by EarlyBirdCapital and its designee, for an aggregate purchase price of $225,000. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the Private Securities were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Securities will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Securities and all underlying securities will expire worthless.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In March 2019, the Sponsor purchased 3,593,750 shares (the “Founder Shares”) of the Company’s common stock for an aggregate price of $25,000. On July 11, 2019, the Company effected a stock dividend of 0.2 share for each share outstanding (the “stock dividend”), resulting in an aggregate of 4,312,500 Founder Shares outstanding. The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over -allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and Representative Shares) (see Note 8). All share and per-share amounts have been retroactively restated to reflect the stock dividend. In connection with the underwriters’ exercise of the over-allotment option in full, 562,500 Founder Shares are no longer subject to forfeiture.

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

Other Receivable – Related Party

During the three months and nine months ended September 30, 2021, the Company paid expenses on behalf of an affiliate that were mainly settled during the same period. An aggregate amount of $12,516 was due from this affiliate as of September 30, 2021.

Advance from Related Party

In July 2019, the Company’s Chief Executive Officer advanced the Company an aggregate of $45,897 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. Advances amounting to $45,897 were repaid upon consummation of the IPO.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2021 and 2020, the Company incurred and paid $30,000 and $90,000 in fees for these services, respectively.

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

On September 28, 2021, as part of the extension meeting to extend the liquidation date to December 31, 2021, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 (such loan being referred to herein as the “Contribution”) for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $1,240,696 to the Company. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination. The funds were deposited into the trust account on September 29, 2021. The full amount of $1,240,696 is outstanding as of September 30, 2021.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to $6,037,500 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating a Business Combination.

Redemption Liability

On September 28, 2021, the Company held a special meeting of stockholders. An aggregate of 15,444,311 shares of the Company’s common stock, which represents a quorum of the outstanding common stock entitled to vote as of the record date of August 20, 2021, were represented in person or by proxy at the Meeting. Holders of an aggregate of 2,284,305 shares of Tuscan’s common stock exercised their right to redeem their shares for an aggregate of approximately $23,058,595 in cash. The Company notes that the cash balance associated with the redeemed shares was not withdrawn from the Trust account until October 2021. As such, the Company has recorded a redemption liability with a corresponding decrease to common stock subject to redemption to demonstrate that the redeemable value of shares has been affected by the special meeting. The total redemption liability as of September 20, 2021 is $23,058,595.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 4,737,500 shares of common stock issued and outstanding, excluding 12,406,955 and 17,250,000 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

NOTE 9. WARRANT LIABILITIES

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

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

The Company had a total of $148,298,933 invested in marketable securities and a cash balance of $1,240,696 that was deposited into the trust account for the extension contribution described in Note 6.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$148,298,933	$174,550,466

Liabilities:
Warrant Liability – Private Placement Warrants	3	$1,733,156	$3,865,313

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The estimated fair value of the Private Warrants was based on the following significant inputs:

	September 30, 2021	December 31, 2020
Risk-free interest rate	1.01%	0.40%
Time to maturity (years)	5.21	5.29
Dividend yield	0.00%	0.0%
Expected volatility	13.5%	23.1%
Probability of Acquisition	75.0%	70.0%
Exercise price	$11.50	$11.50
Unit Price	$10.11	$11.01

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$3,865,313
Change in fair value	(2,132,157)
Fair value as of September 30, 2021	1,733,156

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months and nine months ended September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, if any, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of September 30, 2019, December 31, 2019, March 31, 2020, and June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

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

All activity through September 30, 2021 relates to our formation, our Initial Public Offering, which was consummated on July 16, 2019, and searching for a target company for a Business Combination.

Recent Developments

On January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of the Nasdaq Stock Market stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2019. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 17, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. We held the annual meeting on April 14, 2021 and extended the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021. We held the annual meeting on September 28, 2021 and extended the date by which the Company has to consummate a business combination from September 30, 2021 to December 31, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $936,143, which consisted of the change in fair value of warrant liability of $1,157,100 and interest income on marketable securities held in the Trust Account of $17,677, offset by formation and operating costs of $222,865 and unrealized loss on marketable securities held in the Trust Account of $15,769.

For the nine months ended September 30, 2021, we had a net income of $1,485,603, which consisted of the change in fair value of warrant liability of $2,132,157 and interest income on marketable securities held in the Trust Account of $56,316, offset by formation and operating costs of $700,631 and provision for income taxes of $2,239.

For the three months ended September 30, 2020, we had a net loss of $28,208, which consisted of formation and operating costs of $197,092 and unrealized loss on marketable securities held in the Trust Account of $2,578, offset by the change in fair value of warrant liabilities of $74,813, interest income on marketable securities held in the Trust Account of $69,264, and benefit from income taxes of $27,385.

For the nine months ended September 30, 2020, we had a net loss of $95,656, which consisted of operating costs of $492,764, change in fair value of warrant liability of $773,062, and provision for income taxes of $180,070, and offset by interest income on marketable securities held in the trust account of $1,338,785 and an unrealized gain on marketable securities held in the trust account of $11,455.

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

For the nine months ended September 30, 2021, cash used in operating activities was $584,033. Net income of $1,485,603 was affected by change in fair value of warrant liability of $2,132,157 and interest income on marketable securities held in the Trust Account of $56,316. Changes in operating assets and liabilities provided $118,837 of cash for operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $466,059. Net loss of $95,656 was affected by change in fair value of warrant liability of $773,062, deferred tax provision of $5,276, interest income on marketable securities held in the Trust Account of $1,338,785 and an unrealized gain on marketable securities held in the trust account of $11,455. Changes in operating assets and liabilities provided $212,051 of cash for operating activities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $149,539,628 (including approximately $56,316 of interest income and unrealized gains as well as $1,240,696 in cash) consisting of funds invested primarily in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

As of September 30, 2021, we had cash of $411,492. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with un entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We have engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist us in holding meetings with our stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with a Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with our press releases and public filings in connection with the Business Combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to $6,037,500 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying and consummating a Business Combination.

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

Warrant Liabilities

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

Net Income (Loss) Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company calculates earnings per share by allocating net income to a single class of common stock. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, June 30, 2021, and September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K/A filed with the SEC on June 28, 2021.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our management team and our audit committee, the Company concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements included in this report. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

TUSCAN HOLDINGS CORP. II

Date: November 22, 2021	By:	/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Richard O. Rieger
	Name:	Richard O. Rieger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)