Form 10-K/A
period 2020-12-31
Tuscan Holdings Corp. II
filed 2022-03-31
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

Tuscan Holdings II Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to the Annual Report on Form 10-K/A, which amends the Annual Report on Form 10-K/A for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on June 28, 2021, or the “First Amended Filing,” to restate our financial statements as of and for the periods ended July 16, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020 included in the Company’s annual report on Form 10-K filed with the SEC on March 19, 2021 (collectively, the “Original Financial Statements”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on July 16, 2019. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses to a single class of common stock, regardless if the common stock has redemption features. This presentation contemplates a business combination as the most likely outcome, in which case, common stock shares the full amount of income (loss) of the Company.

On November 22, 2021, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued quarterly reports on Form 10-Q for the quarters ended September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, March 31, 2021 and June 30, 2021, the Company’s Annual Report on Form 10-K for the years ended December 31, 2019 and 2020 and the audited balance sheet as of July 16, 2019 (the date the Company consummated its initial public offering), included in Exhibit 99.1 to the Company’s Current Report of Form 8-K filed on July 22, 2019 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The financial statements for the period from March 5, 2019 (inception) through September 30, 2019, for the period from March 5, 2019 (inception) through December 31, 2019, and the periods ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020 are being restated in this Amendment No. 2.

The restatement does not have an impact on the Company’s cash position.

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 9 of this report.

We are filing this Amendment No. 2 to amend and restate the First Amended Filing on the Form 10-K/A with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A. Controls and Procedures

Part II, Item 15. Financial Statements and Supplementary Data

In addition, (i) we have revised the disclosure in this Amendment No. 2 to remove David Dickstein from the disclosure as he passed away following the First Amended Filing and (ii) the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Tuscan Holdings II Corp., as of and for the period ended December 31, 2020, as filed with the SEC on March 19, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement or the Current Report on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

Risk Factors Summary

Investors should consider the risks and uncertainties described below that may affect our business and future financial performance. These and other risks and uncertainties are more fully described in “Item 1A, Risk Factors” in this Form 10-K/A, Amendment No. 2. Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected.

As more fully set forth under “Item 1A, Risk Factors” in this Form 10-K/A, Amendment No. 2, principal risks and uncertainties that may affect our business, financial condition or results of operations include the following risks:

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

TUSCAN HOLDINGS CORP. II

FORM 10-K

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K/A, Amendment No. 2 (the “Form 10-K/A No. 2”), references to the “Company” and to “we,” “us,” and “our” refer to Tuscan Holdings Corp. II

We are a blank check company formed under the laws of the State of Delaware on March 5, 2019. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

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

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the risks described below, which we believe represent the material risks related to the Company, together with the other information contained in this Form 10-K/A, Amendment No. 2, before making a decision to invest in the Company. This Form 10-K/A, Amendment No. 2 also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Relating to the Restatements

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

We have identified a material weaknesses in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on June 25, 2021, the Company’s management and the Audit Committee concluded that the Original Financial Statements should no longer be relied upon due to errors in such financial statements relating to the Company’s accounting for the Private Warrants as equity rather than as liabilities. As a result, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of the First Amended Filing.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our Sponsor, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described elsewhere in this Form 10-K/A, Amendment No. 2) regardless of whether such stockholder votes for or against such proposed business combination or does not vote at all. The ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

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

Our charter authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Although we have no commitment as of the date of this Form 10-K/A, Amendment No. 2, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the trust account. The issuance of additional shares of common stock or preferred stock:

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A, Amendment No. 2. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Form 10-K/A, Amendment No. 2.

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of Tuscan Holdings II Corp. (the “Company”) for the period ended December 31, 2020, we are restating (i) Q3 2019 Financial Statements, (ii) FY 2019 Financial Statements, (iii) Q1 2020 Financial Statements, (iv) Q2 2020 Financial Statements, (v) Q3 2020 Financial Statements, and (vi) the FY 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on July 16, 2019. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate net income and losses to a single class of common stock, regardless if the common stock has redemption features. This presentation contemplates a Business Combination as the most likely outcome, in which case, common stock shares the full amount of the income (loss) of the Company.

On November 22, 2021, the Audit Committee concluded, after discussion with the Company’s management, that our previously issued (i) Post IPO Balance Sheet as previously restated in the 2020 Form 10-K/A No. 1, (ii) Q3 2019 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, (iii) FY 2019 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, (iv) Q1 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, (v) Q2 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, (vi) Q3 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, and (vii) FY 2020 Financial Statements as previously restated in the 2020 Form 10-K/A No. 1, (viii) Q1 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 30, 2021 and (ix) Q2 2021 Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Q3 2019 Financial Statements, FY 2019 Financial Statements, Q1 2020 Financial Statements, Q2 2020 Financial Statements, Q3 2020 Financial Statements and the FY 2020 Financial Statements herein and has restated the Q1 2021 Financial Statements and the Q2 2021 Financial Statements in the Q3 2021 Form 10-Q/A.

The restatement does not have an impact on our cash position.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.

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

For the year ended December 31, 2020, we had net loss of $843,428, which consisted of operating costs of $619,292, change in fair value of warrant liability of $1,446,375, an unrealized loss on marketable securities held in the trust account of $4,365 and a provision for income taxes of $160,276, offset by interest income on marketable securities held in the trust account of $1,386,880.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Certifying Officers concluded that, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A, Amendment No. 2 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

In connection with the restatement of our financial statements included in this Amendment and Amendment No. 1, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for complex financial instruments. Notwithstanding the material weaknesses described below, our management has concluded that our restated audited financial statements included in this Amendment are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

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

This Form 10-K/A, Amendment No. 2 does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Independence of Directors

The Company adheres to the rules of Nasdaq in determining whether a director is independent. The board of directors of the Company consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. We have determined that Michael Auerbach and Sila Calderón are independent directors under the Nasdaq Listing rules.

Committees of the Board of Directors

We have three standing committees: an audit committee, a nominating committee, and a compensation committee. Each such committee is composed of solely independent directors.

Audit Committee

Effective July 11, 2019, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Sila Calderón and Michael Auerbach each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Nominating Committee

Effective July 11, 2019, we established a nominating committee of the board of directors, which consists of Michael Auerbach, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Compensation Committee

Effective July 11, 2019, we established a compensation committee of the board of directors, which consists of Michael Auerbach, who is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares

Stephen A. Vogel	4,510,938	(2)	21.6%
Richard O. Rieger	—	(3)	—
Michael Auerbach	—	(3)	—
Sila Calderón	—	(3)	—
All directors and executive officers as a group (four individuals)	4,510,938		21.6%
Tuscan Holdings Acquisition II LLC	4,510,938	(2)	21.6

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is 135 E. 57th St., 17th Floor, New York, NY 10022.

(2)	Represents securities held by Tuscan Holdings Acquisition II LLC, of which Mr. Vogel is sole managing member. Mr. Vogel disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

(3)	Does not include any securities held by Tuscan Holdings Acquisition II LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

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

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020.

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

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2022.

TUSCAN HOLDINGS CORP. II

By:	/s/ Stephen A. Vogel
Stephen A. Vogel
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen A. Vogel	Chairman and Chief Executive Officer
Stephen A. Vogel	(Principal Executive Officer)	March 30, 2022

/s/ Richard O. Rieger	Chief Financial Officer
Richard O. Rieger	(Principal Financial and Accounting Officer)	March 30, 2022

/s/ Michael Auerbach	Director
Michael Auerbach		March 30, 2022

/s/ Sila Calderón	Director
Sila Calderón		March 30, 2022

TUSCAN HOLDINGS CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Tuscan Holdings Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tuscan Holdings Corp. II (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2020 and for the period from March 5, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from March 5, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and 2019 and for the year ended December 31, 2020 and for the period from March 5, 2019 (inception) through December 31, 2019 have been restated to correct certain misstatements.

Restatement of 2019 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2019 and for the period from March 5, 2019 (inception) through December 31, 2019 have been restated to correct certain misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, NY

March 19, 2021, except for the effects of the restatements discussed in Note 2 - Amendment No. 1, and Note 11, as to which the date is June 28, 2021; and Note 2 – Amendment No. 2, and Notes 3, 8 and 12, as to which the date is March 30, 2022.

TUSCAN HOLDINGS CORP. II

BALANCE SHEETS (As Restated)

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$515,524	$419,303
Prepaid income taxes	—	34,456
Other receivable – related party	22,195	—
Prepaid expenses and other current assets	26,500	92,824
Total Current Assets	564,219	546,583

Cash and marketable securities held in Trust Account	174,550,466	173,824,264
TOTAL ASSETS	$175,114,685	$174,370,847

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$163,910	$148,839
Income taxes payable	132,220	—
Total Current Liabilities	296,130	148,839

Warrant liabilities	3,865,313	2,418,938
Deferred tax liability	1,282	7,682
TOTAL LIABILITIES	4,162,725	2,575,459

Commitments

Common stock subject to possible redemption, 17,250,000 shares at redemption value at December 31, 2020 and 2019	174,281,305	173,690,176

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,737,500 shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption) at December 31, 2020 and 2019	474	474
Additional paid-in capital	—	—
Accumulated deficit	(3,329,819)	(1,895,262)
Total Stockholders’ Deficit	(3,329,345)	(1,894,788)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$175,114,685	$174,370,847

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,	For the Period from March 5, 2019 (Inception) Through December 31,
	2020	2019

Operating and formation costs	$619,292	$458,616
Loss from operations	(619,292)	(458,616)

Other (expense) income:
Change in fair value of warrant liabilities	(1,446,375)	324,187
Transaction costs associated with Initial Public Offering	—	(8,229)
Compensation expense related to warrant liabilities	—	(249,375)
Interest earned on marketable securities held in Trust Account	1,386,880	1,551,684
Unrealized (loss) gain on marketable securities held in Trust Account	(4,365)	36,580
Other (expense) income, net	(63,860)	1,654,847

(Loss) Income before provision for income taxes	(683,152)	1,196,231
Provision for income taxes	(160,276)	(237,226)
Net (loss) income	$(843,428)	$959,005

Basic and diluted weighted average shares outstanding, Common Stock	21,987,500	13,983,663

Basic and diluted net income (loss) per share, Common Stock	$(0.04)	$0.07

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (As Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – March 5, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	4,312,500	431	24,569	—	25,000

Issuance of Representative Shares	187,500	19	1,075	—	1,094

Initial fair value of Public Warrants	—	—	8,786,250	—	8,786,250

Allocated value of transaction costs to Public and Private Warrants	—	—	(208,896)	—	(208,896)

Sale of 237,500 Private Units	237,500	24	2,264,455	—	2,264,479

Initial measurement adjustment to amount subject to redemption	—	—	(10,867,453)	(1,664,091)	(12,531,544)

Remeasurement adjustment to amount subject to redemption				(1,190,176)	(1,190,176)

Net income	—	—	—	959,005	959,005
Balance – December 31, 2019 (as restated – see Note 2)	4,737,500	474	—	(1,895,262)	(1,894,788)

Remeasurement adjustment to amount subject to redemption	—	—	—	(591,129)	(591,129)

Net loss	—	—	—	(843,428)	(843,428)
Balance – December 31, 2020 (as restated – see Note 2)	4,737,500	$474	$—	$(3,329,819)	$(3,329,345)

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,	For the Period from March 5, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(843,428)	$959,005
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	1,446,375	(324,187)
Transaction costs associated with Initial Public Offering	—	8,229
Compensation expense related to warrant liabilities	—	249,375
Interest earned on marketable securities held in Trust Account	(1,386,880)	(1,551,684)
Unrealized loss (gain) on marketable securities held in Trust Account	4,365	(36,580)
Deferred tax (benefit) provision	(6,400)	7,682
Changes in operating assets and liabilities:
Other receivable	(22,195)	—
Prepaid expenses and other current assets	66,324	(92,808)
Prepaid income taxes	34,456	(34,456)
Accounts payable and accrued expenses	15,071	148,839
Income taxes payable	132,220	—
Net cash used in operating activities	(560,092)	(666,585)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,500,000)
Cash withdrawn for working capital purposes	250,000	—
Cash withdrawn to pay income taxes	406,313	264,000
Net cash provided by (used in) investing activities	656,313	(172,236,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Units	—	2,375,000
Proceeds from sale of Private Warrants	—	2,375,000
Advances from related party	—	45,897
Repayment of advances from related party	—	(45,897)
Proceeds from promissory note - related party	—	150,000
Repayment of promissory note - related party	—	(150,000)
Payment of offering costs	—	(478,112)
Net cash provided by financing activities	—	173,321,888

Net Change in Cash	96,221	419,303
Cash – Beginning of period	419,303	—
Cash – End of period	$515,524	$419,303

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$172,500,000
Remeasurement adjustment of common stock subject to possible redemption	$591,129	$1,190,176
Issuance of Representative Shares	—	$1,094
Offering costs paid directly by Sponsor from proceeds from issuance of common stock to Sponsor	$—	$25,000

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company concluded it should restate its previously issued financial statements by amending the Amendment No. 1 on Form 10-K/A, filed with the SEC on June 28, 2021, to classify all common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its common stock subject to redemption in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) to a single class of common stock, regardless if the common stock has redemption features. This presentation contemplates a Business Combination as the most likely outcome, in which case, common stock shares the full amount of the income (loss) of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in (i) the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, (ii) the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2020, (iii) the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2020, June 30, 2020 and September 30, 2020 and (iv) the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on June 28, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the affected periods through December 31, 2020. Refer to Notes 3, 8 and 12, which have been updated to reflect the restatement contained in this Annual Report.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated.

	As Previously Reported per 10-K/A Amendment No. 1	Adjustment	As Restated
Balance Sheet as of September 30, 2019 (unaudited)
Common stock subject to possible redemption	$166,454,354	$6,651,987	$173,106,341
Common stock	$538	$(64)	$474
Additional paid-in capital	$4,381,491	$(4,381,491)	$—
Retained earnings (accumulated deficit)	$617,976	$(2,270,432)	$(1,652,456)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(6,651,987)	$(1,651,982)

Balance Sheet as of December 31, 2019
Common stock subject to possible redemption	$166,795,387	$6,894,789	$173,690,176
Common stock	$540	$(66)	$474
Additional paid-in capital	$4,040,456	$(4,040,456)	$—
Retained earnings (accumulated deficit)	$959,005	$(2,854,267)	$(1,895,262)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(6,894,789)	$(1,894,788)

Balance Sheet as of March 31, 2020 (unaudited)
Common stock subject to possible redemption	$167,536,014	$7,057,262	$174,593,276
Common stock	$543	$(69)	$474
Additional paid-in capital	$3,299,826	$(3,299,826)	$—
Retained earnings (accumulated deficit)	$1,699,636	$(3,757,367)	$(2,057,731)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(7,057,262)	$(2,057,257)

Balance Sheet as of June 30, 2020 (unaudited)
Common stock subject to possible redemption	$166,727,938	$7,745,874	$174,473,812
Common stock	$551	$(77)	$474
Additional paid-in capital	$4,107,894	$(4,107,894)	$—
Retained earnings (accumulated deficit)	$891,557	$(3,637,903)	$(2,746,346)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(7,745,874)	$(2,745,872)

Balance Sheet as of September 30, 2020 (unaudited)
Common stock subject to possible redemption	$166,699,730	$7,826,912	$174,526,642
Common stock	$551	$(77)	$474
Additional paid-in capital	$4,136,102	$(4,136,102)	$—
Retained earnings (accumulated deficit)	$863,349	$(3,690,733)	$(2,827,384)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(7,826,912)	$(2,826,910)

	As Previously Reported per 10-K/A Amendment No. 1	Adjustment	As Restated
Balance Sheet as of December 31, 2020
Common stock subject to possible redemption	$165,951,925	$8,329,353	$174,281,305
Common stock	$556	$(82)	$474
Additional paid-in capital	$4,883,875	$(4,883,857)	$—
Retained earnings (accumulated deficit)	$115,577	$(3,445,396)	$(3,329,819)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(8,329,353)	$(3,329,345)

Statement of Operations for the period from March 5, 2019 (Inception) Through September 30, 2019 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,470,051	(16,470,051)	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$0.03	$(0.03)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,471,333	(4,471,333)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.01	$(0.01)	$—
Weighted average shares outstanding - common stock	—	10,460,443	10,460,443
Basic and Diluted EPS - common stock	—	0.06	0.06

Statement of Operations for the period from March 5, 2019 (Inception) Through December 31, 2019
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	15,569,256	(15,569,256)	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$0.08	$(0.08)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,747,958	(4,747,958)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.04)	$0.04	$—
Weighted average shares outstanding - common stock	—	13,983,663	13,983,663
Basic and Diluted EPS - common stock	—	0.07	0.07

Statement of Operations for the Three Months Ended March 31, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,560,963	(16,560,963)	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$0.06	$(0.06)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,401,672	(5,401,672)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.03)	$(0.03)	$—
Weighted average shares outstanding - common stock	—	21,987,500	21,987,500
Basic and Diluted EPS - common stock	—	0.03	0.03

	As Previously Reported per 10-K/A Amendment No. 1	Adjustment	As Restated
Statement of Operations for the Six Months Ended June 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,526,496	(16,526,496)	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$0.06	$(0.06)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,418,219	(5,418,219)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.19)	$0.19	$—
Weighted average shares outstanding - common stock	—	21,987,500	21,987,500
Basic and Diluted EPS - common stock	—	—	—

Statement of Operations for the Nine Months Ended September 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,524,541	(16,524,541)	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$0.06	$(0.06)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,446,794	(5,446,794)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.20)	$0.20	$—
Weighted average shares outstanding - common stock	—	21,987,500	21,987,500
Basic and Diluted EPS - common stock	—	—	—

Statement of Operations for the Year Ended December 31, 2020
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	16,524,541	(16,524,959)	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$0.05	$(0.05)	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,462,959	(5,462,595)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.29)	$0.29	$—
Weighted average shares outstanding - common stock	—	21,987,500	21,987,500
Basic and Diluted EPS - common stock	—	(0.04)	(0.04)

	As Previously Reported per 10-K/A Amendment No. 1	Adjustment	As Restated
Statement of Changes in Stockholders’ Deficit for the period from March 5, 2019 (Inception) through September 30, 2019 (unaudited)
Sale of 17,250,000 Units, net of underwriting discount and offering costs	$165,578,405	$(165,578,405)	$—
Common stock subject to possible redemption	$(166,795,387)	$166,795,387	$—
Change in value of common stock subject to possible redemption	$843,435	$(843,435)	$—
Initial measurement adjustment of common stock subject to possible redemption	$—	$(12,531,544)	$(12,531,544)
Remeasurement adjustment of common stock subject to possible redemption	$—	$(606,341)	$(606,341)
Initial Fair value of Public Warrants	$—	$8,786,250	$8,786,250
Allocated value of transaction costs to Public and Private warrants	$—	$(208,896)	$(208,896)

Statement of Changes in Stockholders’ Deficit for the period from March 5, 2019 (Inception) through December 31, 2019
Sale of 17,250,000 Units, net of underwriting discount and offering costs	$165,578,405	$(165,578,405)	$—
Common stock subject to possible redemption	$(166,795,387)	$166,795,387	$—
Change in value of common stock subject to possible redemption	$843,435	$(843,435)	$—
Initial measurement adjustment of common stock subject to possible redemption	$—	$(12,531,544)	$(12,531,544)
Remeasurement adjustment of common stock subject to possible redemption	$—	$(1,190,176)	$(1,190,176)
Initial fair value of Public Warrants	$—	$8,786,250	$8,786,250
Allocated value of transaction costs to Public and Private warrants	$—	$(208,896)	$(208,896)

Statement of Changes in Stockholders’ Deficit for the Period Ended March 31, 2020 (unaudited)
Remeasurement adjustment of common stock subject to possible redemption	$—	$(903,100)	$(903,100)

Statement of Changes in Stockholders’ Deficit for the Period Ended June 30, 2020 (unaudited)
Remeasurement adjustment of common stock subject to possible redemption	$—	$(783,636)	$(783,636)

Statement of Changes in Stockholders’ Deficit for the Period Ended September 30, 2020 (unaudited)
Remeasurement adjustment of common stock subject to possible redemption	$—	$(836,466)	$(836,466)

Statement of Changes in Stockholders’ Deficit for the Year Ended December 31, 2020
Change in value of common stock subject to possible redemption	$(843,435)	$843,435	$—
Remeasurement adjustment of common stock subject to possible redemption	$—	$(591,129)	$(591,129)

Statement of Cash Flows for the period from March 5, 2019 (Inception) through September 30, 2019 (unaudited)
Initial classification of common stock subject to possible redemption	$165,578,405	$6,921,595	$172,500,000
Change in value of common stock subject to possible redemption	$875,949	$(875,949)	$—
Remeasurement adjustment of common stock subject to possible redemption	$—	$606,341	$606,341

Statement of Cash Flows for the period from March 5, 2019 (Inception) through December 31, 2019
Initial classification of common stock subject to possible redemption	$165,578,405	$6,921,595	$172,500,000
Change in value of common stock subject to possible redemption	$1,216,982	$(1,216,982)	$—
Remeasurement adjustment of common stock subject to possible redemption	$—	$1,190,176	$1,190,176

Statement of Cash Flows for the Three Months Ended March 31, 2020 (unaudited)
Change in value of common stock subject to possible redemption	$740,627	$(740,627)	$—
Remeasurement adjustment of common stock subject to possible redemption	$—	$903,100	$903,100

Statement of Cash Flows for the Six Months Ended June 30, 2020 (unaudited)
Change in value of common stock subject to possible redemption	$(67,499)	$67,499	$—
Remeasurement adjustment of common stock subject to possible redemption	$—	$783,636	$783,636

Statement of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited)
Change in value of common stock subject to possible redemption	$(95,657)	$95,657	$—
Remeasurement adjustment of common stock subject to possible redemption	$—	$836,466	$836,466

Statement of Cash Flows for the Year Ended December 31, 2020
Change in value of common stock subject to possible redemption	$(843,435)	$843,435	$—
Remeasurement adjustment of common stock subject to possible redemption	$—	$591,129	$591,129

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

Common Stock Subject to Possible Redemption (as Restated)

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes the initial measurement of redemption value immediately as it occurs and remeasures or adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit. The increases and decreases in remeasurement represent changes to temporary equity to reflect changes in redeemable stockholder value.

At December 31, 2020, and December 31, 2019, the Common stock subject to possible redemption reflected in the balance sheets is reconciled in the following table:

Gross proceeds at IPO date	$150,000,000
Plus:
Gross proceeds at Over-Allotment date	22,500,000

Total gross proceeds	172,500,000
Less:
Common stock issuance costs	(3,745,294)
Proceeds allocated to Public Warrants	(8,786,250)
Plus:
Initial measurement of carrying value to redemption value	12,531,544
Remeasurement of carrying value to redemption value	1,190,176

Common stock subject to possible redemption as of December 30, 2019	173,690,176

Plus:
Remeasurement of carrying value to redemption value	591,129

Common stock subject to possible redemption as of December 30, 2020	$174,281,305

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

Net Income (Loss) Per Common Share (As Restated)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company calculates earnings per share by applying net income to a single class of common stock. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,118,750 shares of common stock in the aggregate. As of December 31, 2020 and 2019, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	Year Ended December 31,	For the Period from March 5, 2019 (Inception) Through December 31,
	2020	2019
Basic and diluted net income (loss) per share of common stock
Numerator:
Net income (loss)	$(843,428)	$959,005
Denominator:
Basic and diluted weighted average shares outstanding	21,987,500	13,983,663
Basic and diluted net income (loss) per share of common stock	$(0.04)	$0.07

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

NOTE 8. STOCKHOLDERS’ DEFICIT (As Restated)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 21,987,500 shares of common stock issued and outstanding, including 17,250,000 shares of common stock subject to possible redemption which are classified as temporary equity.

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

As of issuance on July 16, 2019, the estimated fair value of the Private Warrants was determined using a Binomial Lattice Model and based upon the following significant inputs:

Input	July 16, 2019 (Initial Measurement)
Risk-free interest rate	1.92%
Tine to maturity (years)	6.0
Dividend yield	0.0%
Expected volatility	15.3%
Probability of Acquisition	80.0%
Exercise price	$11.50
Unit Price	$10.00

On July 16, 2019, the fair value of the Private Placement Warrants were determined to be $1.10 per warrant for aggregate values of $2.48 million.

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

On April 24, 2021, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021. As part of the meeting, stockholders redeemed 2,558,740 shares of common stock for an aggregate cash balance of approximately $25,827,849.

On September 28, 2021, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from September 30, 2021 to December 31, 2021. As part of the meeting, stockholders redeemed 2,284,305 shares of common stock for an aggregate cash balance of approximately $23,058,595.

On September 28, 2021, as part of the extension meeting to extend the liquidation date to December 31, 2021, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $1,240,696 to the Company. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination. The funds were deposited into the trust account on October 5, 2021.

On December 27, 2021, as part of the extension meeting to extend the liquidation date to March 31, 2022, where stockholders redeemed 3,099,210 shares for an aggregate cash balance of $31,596,178, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $930,765 to the Company. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination. The funds were deposited into the trust account on December 31, 2021.

On March 29, 2022, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from March 31, 2022 to June 30, 2022. As part of the meeting, where stockholders redeemed approximately 6,650,100 shares of common stock for an aggregate cash balance of approximately $67,964,000, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company an aggregate of $265,750. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination. As of the date of this filing, the funds have not yet been deposited into the trust account.