Form 10-K
period 2021-12-31
Tuscan Holdings Corp. II
filed 2022-04-25
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2021

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

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter ($10.05 as of June 30, 2021), as reported on the Nasdaq Capital Market, was $147,647,163.

As of April 22, 2022, 7,395,001 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

As more fully set forth under “Item 1A, Risk Factors” in this Form 10-K, principal risks and uncertainties that may affect our business, financial condition or results of operations include the following risks:

●	We have restated our financial statements for several prior periods.

●	The changes in fair value of our Private Warrants could have a material effect on our financial results.

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

●	If we do not complete our initial business combination by June 30, 2022 (or such later date as may be approved by our stockholders), we will be required to cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

●	Our Sponsor controls a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	The ability of our public stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

●	We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

●	We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and other events, and the status of debt and equity markets.

●	As the number of special purpose acquisition companies evaluating targets has increased, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may complete our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

●	There may be tax consequences to our business combinations that may adversely affect us.

●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of the Sponsor, or if the Sponsor does not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	Provisions in our charter and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	Our charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware is the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We are a company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and have taken advantage of certain exemptions from disclosure requirements available to emerging growth companies which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

The Company’s prospectus for its IPO and its amended and restated certificate of incorporation (“charter”) provided that the Company had only until April 16, 2021 to complete a business combination. The Company was unable to complete its initial business combination by the April 16, 2021 deadline and on April 14, 2021, the Company’s stockholders approved an amendment to the charter to extend the date by which the Company must complete a business combination from April 16, 2021 to September 30, 2021. The Company’s stockholders approved further extension amendments on each of September 28, 2021, December 21, 2021 and March 29, 2022, to extend the date to December 31, 2021, March 31, 2022, and, finally, June 30, 2022, respectively. In connection with the respective extension amendments, holders of an aggregate of 2,558,740 shares, 2,284,305 shares, 3,099,310 and 6,650,144 shares of Tuscan’s common stock exercised their right to redeem their shares for an aggregate of approximately $25,828,000, $23,059,000, $31,596,000 and $67,982,000 in cash.

In connection with the extension amendment approved on each September 28, 2021 and December 21, 2021, the Sponsor agreed that if the amendment voted upon was approved, the Sponsor or its affiliates would lend us $0.10 (such loans being referred to herein as the “Contributions”) for each public share that was not converted in connection with the stockholder vote to approve the Extension. Accordingly, the Sponsor lent an aggregate of $930,765 in connection with the September Contribution and $1,240,695 in connection with the December Contribution. Such funds were deposited into our trust account. The Company issued the Sponsor a promissory note in respect of each Contribution. The Contributions will not bear any interest and are repayable by the Company upon consummation of an initial business combination. The Contributions will be forgiven if the Company is unable to consummate an initial business combination, except to the extent of any funds held outside of the Company’s trust account.

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

Sources of Target Businesses

We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our Sponsor, initial stockholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our Sponsor’s contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our prospectus and know what types of businesses we are targeting. Our Sponsor, initial stockholders, officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We may also engage the services of professional firms or other individuals that specialize in business acquisitions in which case we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

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

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

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

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, Sponsor, initial stockholders or their affiliates could make purchases of our securities in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, Sponsor, initial stockholders and their affiliates will not make purchases of shares of common stock if the purchases would violate any federal securities law.

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

Liquidation if No Business Combination

Our charter, as amended, provides that we have only until June 30, 2022 to complete an initial business combination (unless such time period is extended by our stockholders, as provided in our charter).

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

Our Sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our charter that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by June 30, 2022 unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, initial stockholders, executive officers, directors or any other person.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the deadline to complete our initial business combination, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after June 30, 2022, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our affairs but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not have, and do not intend to have, any full-time employees prior to the consummation of our initial business combination.

Facilities

We currently maintain our executive offices at 135 E. 57th St., 17th Floor, New York, NY. The cost for this space is included in the $10,000 per-month fee that an affiliate of our Chief Executive Officer charges us for general and administrative services. We believe, based on rents and fees for similar services, that the fee charged is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our operations.

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait beyond June 30, 2022 before receiving distributions from the trust account.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the consummation of our initial business combination; (ii) the redemption of our public shares if we are unable to consummate a business combination by June 30, 2022, subject to applicable law; (iii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our charter to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 30, 2022. In addition, if our plan to redeem our public shares if we are unable to consummate an initial business combination by June 30, 2022 is not consummated for any reason, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond June 30, 2022 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The requirement that we complete an initial business combination by June 30, 2022 (or such later date as may be approved by our stockholders) may give potential target businesses leverage over us in negotiating a business combination.

We have until June 30, 2022 (or such later date as may be approved by our stockholders) to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have incurred and expect to incur significant costs in pursuit of our acquisition plans. We lack the financial resources we need to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements included in this Annual Report on Form 10-K. Additionally, If the Company is unable to raise additional capital, obtain approval for an extension of the deadline or complete a Business Combination by June 30, 2022, the Company’s liquidation date, then the Company will cease all operations except for the purpose of liquidating. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 30, 2022, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our Sponsor, Tuscan Holdings Acquisition II LLC, owns approximately 31% of our issued and outstanding shares of common stock. Our Sponsor, officers, directors, initial stockholders or their affiliates could determine in the future to make purchases of our securities in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our IPO as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination.

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

As of December 31, 2021, we had cash of $267,965 available to us to fund our working capital requirements. We will also have access to interest earned on the funds held in the trust account for taxes and, subject to a limit of $250,000 per 12-month period, for our working capital needs. If we use all of the funds held outside of the trust account and all interest available to us, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our Sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our Sponsor, initial stockholders, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $750,000 of the notes may be converted into units at a price of $10.00 per unit and up to $750,000 of the notes may be converted into warrants at a price of $1.00 per warrant.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

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

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or less. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

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

Our Sponsor paid an aggregate of $25,000 for the founders’ shares. As a result, our Sponsor stands to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders, and may have an incentive to recommend such an initial business combination to our stockholders.

As a result of the low acquisition cost of our founders’ shares, our Sponsor, which is affiliated with our officers and directors, could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, they may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if our Sponsor had paid the full offering price for the founders’ shares.

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

If third parties bring claims against us, the proceeds held in trust, and the per-share redemption price received by stockholders could be reduced.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our Sponsor has agreed (subject to certain exceptions described elsewhere in this Form 10-K) that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our Sponsor will be able to satisfy its indemnification obligations if it is required to do so. As a result, the per-share distribution from the trust account may be reduced due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the amount we may be able to return to our public stockholders may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our charter, as amended, provides that we will continue in existence only until June 30, 2022 (or such later date as is approved by our stockholders). If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Other Risks Regarding the Company

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the existence of material weaknesses in such controls, and we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to material weaknesses in our internal control over financial reporting, all as described in Part II, Item 9A, “Controls and Procedures” of this Amendment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

We have filed restated financial statements for several prior periods. Such restatements may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, and may negatively impact the trading price of our securities, could have a material adverse effect on our business, results of operations and financial condition, may make it more difficult for us to raise capital on acceptable terms, if at all, and may adversely impact our ability to complete an initial business combination. The restatement and related material weaknesses in our internal control over financial reporting may also result in stockholder litigation.

General Risks

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

Holders

As of April 22, 2022, there were four holders of record of our units, twenty holders of record of our common stock and four holders of record of our warrants.

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

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2021.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included following “Item 16. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

All activity through December 31, 2021 relates to our formation, our Initial Public Offering, which was consummated on June 16, 2019, and searching for a target company for a Business Combination.

Recent Developments

On January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of the Nasdaq Stock Market stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2019. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 17, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. We held the annual meeting on April 14, 2021, and extended the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021. On September 28, 2021, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from September 30, 2021 to December 31, 2021. As part of the meeting, stockholders redeemed 2,284,305 shares of common stock for an aggregate cash balance of approximately $23,059,000. On December 27, 2021, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from December 31, 2021 to March 31, 2022. As part of the meeting, stockholders redeemed 3,099,310 shares of common stock for an aggregate cash balance of approximately $31,596,000. On March 29, 2022, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from March 31, 2022 to June 30, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 5, 2019 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $1,776,014, which consisted of the change in fair value of warrant liability of $2,810,457 and interest income on marketable securities held in the Trust Account of $59,046, offset by formation and operating costs of $1,093,489.

For the year ended December 31, 2020, we had net loss of $843,428, which consisted of operating costs of $619,292, an unrealized loss on marketable securities held in the Trust Account of $4,365, change in fair value of warrant liability of $1,446,375 and a provision for income taxes of $160,276, offset by interest income on marketable securities held in the Trust Account of $1,386,880.

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

For the year ended December 31, 2021, cash used in operating activities was $727,559. Net income of $1,776,014 was affected by change in fair value of warrant liability of $2,810,457, interest income on marketable securities held in the Trust Account of $59,046, and a deferred tax benefit of $1,282. Changes in operating assets and liabilities provided $367,212 of cash for operating activities.

For the year ended December 31, 2020, cash used in operating activities was $560,092. Net loss of $843,428 was affected by interest earned on marketable securities held in the Trust Account of $1,386,880, change in fair value of warrant liability of $1,446,375, an unrealized loss on marketable securities held in our Trust Account of $4,365 and a deferred tax benefit of $6,400. Changes in operating assets and liabilities provided $225,876 of cash from operating activities.

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $127,414,527 (including approximately $59,046 of interest income and unrealized gains as well as $930,765 in cash) consisting of funds invested primarily in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

As of December 31, 2021, we had cash of $267,965. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The Company will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If the Company is unable to raise additional capital, obtain approval for an extension of the deadline or complete a Business Combination by June 30, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has until June 30, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 20, 2022, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies and estimates:

Warrant Liabilities

We account for our Private Warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, we classify the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants for periods where no observable traded price was available were valued using a binomial lattice model.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as incomplete accounting for the Company’s accrued liabilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified material weaknesses in internal controls related to the accounting for complex financial instruments as well as incomplete accounting for the Company’s accrued liabilities. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

During the fiscal year ended December 31, 2021, our audit committee held 6 meetings. Each of the audit committee members attended all of the meetings of the audit committee in fiscal year 2021.

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

Nominating Committee

Effective July 11, 2019, we established a nominating committee of the board of directors, which consists of Michael Auerbach, who is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

During the fiscal year ended December 31, 2021 the nominating committee did not hold any meetings.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Effective July 11, 2019, we established a compensation committee of the board of directors, which consists of Michael Auerbach and Sila Calderón, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

During the fiscal year ended December 31, 2021, the compensation committee did not hold any meetings.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares
Stephen A. Vogel	4,510,938	(2)	32.1%
Richard O. Rieger	—	(3)	—
Michael Auerbach	—	(3)	—
Sila Calderón	—	(3)	—
All directors and executive officers as a group (four individuals)	4,510,938		32.1%

Tuscan Holdings Acquisition II LLC	4,510,938	(2)	32.1%
Highbridge Capital Management, LLC	716,033	(4)	5.1%
Magnetar Financial LLC	978,851	(5)	5.7%
Castle Creek Arbitrage, LLC	1,087,963	(6)	7.7%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 135 E. 57th St., 17th Floor, New York, NY 10022.
(2)	Represents securities held by Tuscan Holdings Acquisition II LLC, of which Mr. Vogel is sole managing member. Mr. Vogel disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(3)	Does not include any securities held by Tuscan Holdings Acquisition II LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

(4)	Highbridge Capital Management, LLC is the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P., and may be deemed to be the beneficial owner of the shares of common stock held by such entities. The address of Highbridge Capital Management, LLC is 227 Park Avenue, 23rd Floor, New York, NY 10172. Information derived from a Schedule 13G/A filed on January 27, 2022.

(5)	Represents (A) 110,610 shares held for the account of Magnetar Constellation Fund II, Ltd; (B) 358,260 shares held for the account of Magnetar Constellation Master Fund, Ltd; (C) 134,103 shares held for the account of Magnetar Xing He Master Fund Ltd; (D) 56,773 shares held for the account of Purpose Alternative Credit Fund Ltd; (E) 86,139 Shares held of the account of Magnetar SC Fund Ltd; (F) 116,483 shares held of the account of Magnetar Structured Credit Fund, LP; and (G) 97,885 shares held of the account of Magnetar Lake Credit Fund LLC. Magnetar Financial LLC serves as the investment adviser to the funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the funds’ accounts. Magnetar Capital Partners LP serves as the sole member and parent holding company of Magnetar Financial. Supernova Management LLC is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Alec N. Litowitz. Information derived from a Schedule 13G filed on January 14, 2021.

(6)	Represents 915,522 shares held by CC ARB West, LLC and 172,441 shares held by CC Arbitrage, Ltd. Castle Creek Arbitrage, LLC serves as a registered investment advisor to such entities and Mr. Allan Weine is the managing member of Castle Creek and as a result may be deemed to beneficially own the shares held by such entities. Information derived from a Schedule 13G filed on February 11, 2022.

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

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Founders’ Shares

In March 2019, the Sponsor purchased 3,593,750 founders’ shares for an aggregate price of $25,000. On July 11, 2019, the Company effected a stock dividend of 0.2 share for each share outstanding (the “stock dividend”), resulting in an aggregate of 4,312,500 founders’ shares outstanding.

The sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the founders’ shares until, with respect to 50% of the founders’ shares, the earlier of one year after the consummation of a business combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a business combination and, with respect to the remaining 50% of the founders’ shares, until one year after the consummation of a business combination, or earlier, in either case, if, subsequent to a business combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Advance from Related Party

In July 2019, the Company’s Chief Executive Officer advanced the Company an aggregate of $45,897 to be used for the payment of costs related to the IPO. The advances were non-interest bearing, unsecured and due on demand. Advances amounting to $45,897 were repaid upon consummation of the IPO.

Other Receivable — Related Party

During the year ended December 31, 2021, we paid expenses on behalf of an affiliate that were mainly settled during the year ended December 31, 2021. An aggregate amount of $0 and $22,195 was due from this affiliate as of December 31, 2021 and 2020, respectively.

Extension Amendment Loans — Related Party

In connection with each of the September 28, 2021 Meeting and the December 21, 2021 Meeting, Sponsor agreed that if the Extension voted upon was approved, it or its affiliates would lend us $0.10 for each public share that was not converted in connection with the stockholder vote to approve the Extension. Accordingly, the Sponsor lent us an aggregate of $930,765 in connection with the September Meeting and $1,240,695 in connection with the December Meeting to Tuscan. Such funds were deposited into Tuscan’s trust account. The Contributions will not bear any interest and will be repayable by to the Sponsor or its affiliates upon consummation of an initial business combination. The Contributions will be forgiven if the Company is unable to consummate an initial business combination, except to the extent of any funds held outside of the Company’s trust account.

Working Capital Loans — Related Party

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company will repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $750,000 of such Working Capital Loans may be converted into units of the post business combination entity at a price of $10.00 per unit and up to $750,000 of such Working Capital Loans may be converted into warrants of the post business combination entity at a price of $1.00 per warrant. The units and warrants would be identical to the private units and private warrants, respectively. As of December 31, 2021, there were no working capital loans issued or outstanding.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a business combination and its liquidation, the Company will pay an affiliate of Mr. Vogel a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company began incurring these fees on July 11, 2019 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and the Company’s liquidation.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and 2020 totaled $152,775 and $53,148, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2021 and 2020.

Tax Fees. We paid Marcum for tax planning and tax advice of $0 and $7,210 for the years ended December 31, 2021 and 2020, respectively.

All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2021 and 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*
3.2	Amended and Restated Bylaws.******
3.3	Amendment No. 1 to Amended and Restated Certificate of Incorporation.***
3.4	Amendment No. 2 to Amended and Restated Certificate of Incorporation.****
3.5	Amendment No. 3 to Amended and Restated Certificate of Incorporation.*****
4.1	Specimen Unit Certificate.**
4.2	Specimen Share Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
4.5	Description of Registrant’s Securities.
10.1	Form of Letter Agreement from each of the Registrant’s initial stockholders, officers and directors.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Registration Rights Agreement*
10.4	Stock Escrow Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 16, 2019
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-232205 and 333-232616).
***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 29, 2021.
****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 27, 2021.
*****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 31, 2022.
******	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 1, 2022.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of April, 2022.

TUSCAN HOLDINGS CORP. II

By:	/s/ Stephen A. Vogel
Stephen A. Vogel
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen A. Vogel	Chairman and Chief Executive Officer
Stephen A. Vogel	(Principal Executive Officer)	April 22, 2022

/s/ Richard O. Rieger	Chief Financial Officer
Richard O. Rieger	(Principal Financial and Accounting Officer)	April 22, 2022

/s/ Michael Auerbach	Director
Michael Auerbach		April 22, 2022

/s/ Sila Calderón	Director
Sila Calderón		April 22, 2022

TUSCAN HOLDINGS CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Tuscan Holdings Corp. II

Opinion on the Financial Statements

We have audited the accompanying ¬balance sheets of Tuscan Holdings Corp. II (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s realization of its business plan is dependent upon its ability to complete a business combination on or before its scheduled liquidation date of June 30, 2022, which is less than one year from the issuance date of the financial statements. The Company also has significant working capital and stockholders’ deficits and needs to raise additional funds to meet its obligations and sustain operations through its scheduled liquidation date or thereafter if a viable business combination target is found. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

April 22, 2022

TUSCAN HOLDINGS CORP. II

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$267,965	$515,524
Other receivable	16	—
Other receivable – related party	—	22,195
Prepaid expenses and other current assets	10,000	26,500
Total Current Assets	277,981	564,219

Cash and marketable securities held in Trust Account	127,414,527	174,550,466
TOTAL ASSETS	$127,692,508	$175,114,685

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$624,663	$163,910
Income tax payable	—	132,220
Promissory note – related party	2,171,460	—
Redemption liability	31,596,178	—
Total Current Liabilities	34,392,301	296,130

Warrant liabilities	1,054,856	3,865,313
Deferred tax liability	—	1,282
TOTAL LIABILITIES	35,447,157	4,162,725

Commitments

Common stock subject to possible redemption, 9,307,645 and 17,250,000 shares at redemption value at December 31, 2021 and 2020, respectively	95,412,038	174,281,305

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,737,500 shares issued and outstanding (excluding 9,307,645 and 17,250,000 shares subject to possible redemption) at December 31, 2021 and 2020, respectively	474	474
Accumulated Deficit	(3,167,161)	(3,329,819)
Total Stockholders’ Deficit	(3,166,687)	(3,329,345)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$127,692,508	$175,114,685

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020

Operating and formation costs	$1,093,489	$619,292
Loss from operations	(1,093,489)	(619,292)

Other income (expense):
Change in fair value of warrant liability	2,810,457	(1,446,375)
Interest earned on marketable securities held in Trust Account	59,046	1,386,880
Unrealized loss on marketable securities held in Trust Account	—	(4,365)
Total other income (expense), net	2,869,503	(63,860)

Income (loss) before income taxes	1,776,014	(683,152)
Provision for income taxes	—	(160,276)
Net income (loss)	$1,776,014	$(843,428)

Basic and diluted weighted average shares outstanding, common stock	19,550,323	21,987,500
Basic and diluted net loss per common share, common stock	$0.09	$(0.04)

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2020	4,737,500	$474	$—	$(1,895,262)	$(1,894,788)

Remeasurement adjustment to amount subject to redemption	—	—	—	(591,129)	(591,129)

Net loss	—	—	—	(843,428)	(843,428)

Balance – December 31, 2020	4,737,500	$474	$—	$(3,329,819)	$(3,329,345)

Remeasurement adjustment to amount subject to redemption	—	—	—	(1,613,356)	(1,613,356)

Net income	—	—	—	1,776,014	1,776,014
Balance – December 31, 2021	4,737,500	$474	$—	$(3,167,161)	$(3,166,687)

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,776,014	$(843,428)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(2,810,457)	1,446,375
Interest earned on marketable securities held in Trust Account	(59,046)	(1,386,880)
Unrealized gain on marketable securities held in Trust Account	—	4,365
Deferred tax liability	(1,282)	(6,400)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	16,500	66,324
Prepaid income taxes	—	34,456
Other Receivable	22,179	(22,195)
Accounts payable and accrued expenses	460,753	15,071
Income taxes payable	(132,220)	132,220
Net cash used in operating activities	(727,559)	(560,092)

Cash Flows from Investing Activities:
Cash withdrawn for working capital purposes	—	250,000
Cash withdrawn to pay franchise and income taxes	480,000	406,313
Cash deposited for extension contribution	(2,171,460)	—
Cash withdrawn from Trust Account to redeeming stockholders	48,886,445	—
Net cash provided by investing activities	47,194,985	656,313

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	2,171,460	—
Redemption of common stock	(48,886,445)	—
Net cash used in financing activities	(46,714,985)	—

Net Change in Cash	(247,559)	96,221
Cash – Beginning	515,524	419,303
Cash – Ending	$267,965	$515,524

Non-cash investing and financing activities:
Remeasurement adjustment to amount subject to redemption	$1,613,356	$591,129

The accompanying notes are an integral part of the financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and EarlyBirdCapital (and its designee) have agreed to vote their Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 8), Private Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Company has until June 30, 2022 (see Note 11) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

On April 14, 2021, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021. As part of the meeting, stockholders redeemed 2,558,740 shares of common stock for an aggregate cash balance of approximately $25,828,000.

On September 28, 2021, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from September 30, 2021 to December 31, 2021. As part of the meeting, stockholders redeemed 2,284,305 shares of common stock for an aggregate cash balance of approximately $23,059,000. As part of the extension meeting to extend the liquidation date to December 31, 2021, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 (such loan being referred to herein as the “Contribution”) for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $1,240,695 to the Company.

On December 27, 2021, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from December 31, 2021 to March 31, 2022. As part of the meeting, stockholders redeemed 3,099,310 shares of common stock for an aggregate cash balance of approximately $31,596,000. As part of the extension meeting to extend the liquidation date to March 31, 2022, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $930,765 to the Company.

Going Concern Consideration

As of December 31, 2021, the Company had $267,965 in its operating bank accounts and working capital of $59,629, excluding the redemption liability of $31,596,178, related party promissory note of 2,171,460, and Delaware franchise taxes of $406,311.

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If the Company is unable to raise additional capital, obtain approval for an extension of the deadline or complete a Business Combination by June 30, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has until June 30, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by June 30, 2022, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Nasdaq Notification

On January 5, 2021, the Company received a notice from the staff of the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company was no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2019. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company submitted a plan to regain compliance on February 17, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. The Company held the required annual meeting on April 14, 2021.

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

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Cash and Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in U.S Treasury Bills or as cash. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model.

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

At December 31, 2021 and December 31, 2020, the Common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Common stock subject to possible redemption as of December 30, 2019	173,690,176

Plus:
Remeasurement adjustment to amount subject to redemption	591,129

Common stock subject to possible redemption as of December 30, 2020	174,281,305

Less:
Public Shares Redeemed	(80,482,623)

Add:
Remeasurement adjustment to amount subject to redemption	1,613,356

Common stock subject to possible redemption as of December 31, 2021	$95,412,038

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,118,750 Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Year Ended December 31,
	2021	2020
Basic and diluted net income (loss) per common stock
Numerator:
Net income (loss)	$1,776,014	$(843,428)
Denominator:
Basic and diluted weighted average shares outstanding	19,550,323	21,987,500
Basic and diluted net income (loss) per share of common stock	$0.09	$(0.04)

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

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

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one-half of one warrant (“Public Warrant”). On July 19, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 2,250,000 Units at a price of $10.00 per Unit. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital and its designee purchased an aggregate of 215,000 Private Units at a price of $10.00 per Private Unit, and 2,150,000 Private Warrants at a price of $1.00 per Private Warrant for an aggregate purchase price of $4,300,000. The Sponsor purchased 179,638 Private Units and EarlyBirdCapital and its designee purchased an aggregate of 35,362 Private Units. In addition, the Sponsor purchased 1,796,380 Private Warrants and EarlyBirdCapital and its designee purchased an aggregate of 353,620 Private Warrants. On July 19, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the Sponsor and EarlyBirdCapital and its designee purchased an aggregate of 22,500 additional Private Units, of which 18,800 Private Units were purchased by the Sponsor and 3,700 Private Units were purchased by EarlyBirdCapital and its designee, for an aggregate purchase price of $225,000. In addition, in connection with the underwriters’ exercise of the over-allotment option in full, the Sponsor and EarlyBirdCapital and its designee purchased an aggregate of 225,000 additional Private Warrants, of which 188,000 Private Warrants were purchased by the Sponsor and 37,000 Private Warrants were purchased by EarlyBirdCapital and its designee, for an aggregate purchase price of $225,000. Each Private Unit consists of one share of common stock (“Private Share”) and one-half of one warrant (“Private Warrant”). Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the Private Securities were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Securities will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Securities and all underlying securities will expire worthless.

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Other Receivable – Related Party

During the year ended December 31, 2021, we paid expenses on behalf of an affiliate that were mainly settled during the year ended December 31, 2021. An aggregate amount of $0 and $22,195 was due from this affiliate as of December 31, 2021 and 2020, respectively.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the CEO a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2021 and 2020, the Company incurred and paid $120,000 in fees for these services.

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

On September 28, 2021, as part of the extension meeting to extend the liquidation date to December 31, 2021, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 (such loan being referred to herein as the “Contribution”) for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $1,240,695 to the Company. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination. The funds were deposited into the trust account on September 29, 2021.

On December 27, 2021, as part of the extension meeting to extend the liquidation date to March 31, 2022, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $930,765 to the Company. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination. The funds were deposited into the trust account on December 31, 2021. The full amount of $2,171,460 is outstanding as of December 31, 2021.

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $750,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit and up to $750,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The units and warrants would be identical to the Private Units and Private Warrants, respectively. No working capital loans were issued or outstanding as of December 31, 2021.

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

On April 24, 2021, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021. As part of the meeting, stockholders redeemed 2,558,740 shares of common stock for an aggregate cash balance of approximately $25,828,000.

On September 28, 2021, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from September 30, 2021 to December 31, 2021. As part of the meeting, stockholders redeemed 2,284,305 shares of common stock for an aggregate cash balance of approximately $23,059,000.

On September 28, 2021, as part of the extension meeting to extend the liquidation date to December 31, 2021, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $1,240,695 to the Company. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination. The funds were deposited into the trust account on September 29, 2021.

On December 27, 2021, as part of the extension meeting to extend the liquidation date to March 31, 2022, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $930,765 to the Company. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination. The funds were deposited into the trust account on December 31, 2021.

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Redemption Liability

On December 27, 2021, as part of the extension meeting to extend the liquidation date to March 31, 2022, where stockholders redeemed 3,099,310 shares for an aggregate cash balance of $31,596,178, which as of December 31, 2021, was not withdrawn from the Trust Account. As such, the Company has recorded a redemption liability with a corresponding decrease to common stock subject to redemption to demonstrate that the redeemable value of shares has been affected by the special meeting. The total redemption liability as of December 31, 2021 is $31,596,178.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 4,737,500 shares of common stock issued and outstanding, excluding 9,307,645 and 17,250,000 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Under ASC 810-40, the Public Warrants are indexed to the Company’s common stock and there is no net cash settlement for the Company, as such, the Public Warrants are classified as equity instruments.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Under ASC 810-40, the Private Warrants are not considered to be indexed to the Company’s own stock, and thus, are classified as a liability instrument measured at fair value, with changes in fair value each period reported in earnings.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets/ (liabilities) are as follows:

	December 31,
	2021	2020
Deferred tax liability
Net operating loss carryforward	$202,195	$—
Unrealized gain on marketable securities	—	(1,282)
Total deferred tax liability	202,195	(1,282)
Valuation Allowance	(202,195)	—
Deferred tax liability	$—	$(1,282)

The income tax provision consists of the following:

	As of December 31,
	2021	2020
Federal
Current	$—	$166,676
Deferred	(202,195)	(6,400)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	202,195	—

Income tax provision	$—	$160,276

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

As of December 31, 2021 and 2020, the Company has $962,832 and $0 U.S. federal net operating loss carryovers, respectively, available to offset future taxable income, which can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021 and 2020, the change in the valuation allowance was $202,195 and $0, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(33.0)%	(44.5)%
Interest and Penalties	1.0%	0.0%
Valuation allowance	11.0%	0.0%
Income tax provision	0.0%	(23.5)%

The Company files income tax returns in the U.S. federal jurisdiction and New York and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

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

The Company had a total of $126,483,655 invested in marketable securities and a cash balance of $930,765 that was deposited into the trust account for the extension contribution described in Note 5.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$126,483,655	$174,550,466

Liabilities:
Warrant liability – Private Placement Warrants	3	$1,054,856	$3,865,313

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Private Warrants were initially valued using a binomial lattice, which is considered to be a Level 3 fair value measurement.

The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. The detachment of the common stock and warrants from the units occurred 52-days after the units were issued.

As of July 16, 2019, the estimated fair value of the Private Warrants was determined using a Binomial Lattice Model and based upon the following significant inputs:

Input	July 16, 2019 (Initial Measurement)
Risk-free interest rate	1.92%
Time to maturity (years)	6.0
Dividend yield	0.0%
Expected volatility	15.3%
Probability of Acquisition	80.0%
Exercise price	$11.50
Unit Price	$10.00

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Private Placement Warrants was calculated using a Binomial Lattice Model which is considered a Level 3 measurement.

The key inputs into the Binomial Lattice Model for the Private Placement Warrants were as follows at December 31, 2021 and 2020, respectively:

	December 31, 2021	December 31, 2020
Risk-free interest rate	1.27%	0.40%
Time to maturity (years)	5.21	5.29
Dividend yield	0.00%	0.0%
Expected volatility	7.0%	23.1%
Probability of Acquisition	100.0%	70.0%
Exercise price	$11.50	$11.50
Unit Price	$10.21	$11.01

TUSCAN HOLDINGS CORP. II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

As of December 31, 2021 and 2020, the aggregate fair values of the Private Placement Warrants were $1.05 million and $3.87 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of December 31, 2020	$3,865,313
Change in fair value	(2,810,457)
Fair value as of December 31, 2021	1,054,856

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

On March 29, 2022, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from March 31, 2022 to June 30, 2022. As part of the meeting, stockholders redeemed 6,650,144 shares of common stock for an aggregate cash balance of approximately $67,982,000. Additionally, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $265,750 to the Company. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination.