Form 10-Q
period 2022-03-31
Tuscan Holdings Corp. II
filed 2022-06-09
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of June 9, 2022, there were 7,395,001 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$228,021	$267,965
Other receivable	16	16
Prepaid expenses and other current assets	44,625	10,000
Total Current Assets	272,662	277,981

Cash and marketable securities held in Trust Account	95,156,074	127,414,527
Total Assets	$95,428,736	$127,692,508

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$213,200	$624,663
Promissory note – related party	2,171,460	2,171,460
Redemption liability	67,982,003	31,596,178
Total Current Liabilities	70,366,663	34,392,301

Warrant liabilities	1,346,625	1,054,856
Total Liabilities	71,713,288	35,447,157

Commitments

Common stock subject to possible redemption, 2,657,501 and 9,307,645 shares at redemption value at March 31, 2022 and December 31, 2021, respectively	27,170,788	95,412,038

Stockholders’ Deficit
Preference stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,737,500 shares issued and outstanding (excluding 2,657,501 and 9,307,645 shares subject to possible redemption) at March 31, 2022 and December 31, 2021, respectively	474	474
Accumulated deficit	(3,455,814)	(3,167,161)
Total Stockholders’ Deficit	(3,455,340)	(3,166,687)
Total Liabilities and Stockholders’ Deficit	$95,428,736	$127,692,508

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Operating and formation costs	$265,734	$242,974
Loss from operations	(265,734)	(242,974)

Other income (expense):
Change in fair value of warrant liability	(291,769)	1,147,125
Interest earned on marketable securities held in Trust Account	9,603	34,774
Unrealized gains on marketable securities held in Trust Account	—	15,769
Total other income (expense), net	(282,166)	1,197,668

Net (loss) income	$(547,900)	$954,694

Basic and diluted weighted average shares outstanding, Common stock	13,897,364	21,987,500
Basic and diluted net (loss) income per share, Common stock	$(0.04)	$0.04

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,737,500	$474	$—	$(3,167,161)	$(3,166,687)
Remeasurement adjustment to amount subject to redemption	—	—	—	259,247	259,247
Net loss	—	—	—	(547,900)	(547,900)
Balance – March 31, 2022	4,737,500	$474	$—	$(3,455,814)	$(3,455,340)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	4,737,500	$474	$—	$(3,329,819)	$(3,329,345)
Remeasurement adjustment subject to redemption	—	—	—	(178,225)	(178,225)
Net income	—	—	—	954,694	954,694
Balance – March 31, 2021	4,737,500	$474	$—	$(2,553,350)	$(2,552,876)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(547,900)	$954,694
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	291,769	(1,147,125)
Interest earned on marketable securities held in Trust Account	(9,603)	(34,774)
Unrealized gain on marketable securities held in Trust Account	—	(15,769)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(34,625)	16,500
Other receivable	—	22,179
Accounts payable and accrued expenses	(411,463)	130,195
Net cash used in operating activities	(711,822)	(74,100)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	250,000	—
Cash withdrawn from Trust Account to pay franchise and income taxes	421,878	—
Cash withdrawn from Trust Account to redeeming stockholders	31,596,178	—
Net cash provided by investing activities	32,268,056	—

Cash Flows from Financing Activities:
Redemption of common stock	(31,596,178)	—
Net cash used in financing activities	(31,596,178)	—

Net Change in Cash	(39,944)	(74,100)
Cash – Beginning	267,965	515,524
Cash – Ending	$228,021	$441,424

Non-cash investing and financing activities:
Remeasurement adjustment to amount subject to redemption	$(259,247)	$178,225

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on July 11, 2019. On July 16, 2019, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 215,000 units (the “Private Units”) at a price of $10.00 per Private Unit and the sale of 2,150,000 warrants (the “Private Warrants” and, together with the Private Units, the “Private Securities”) at a price of $1.00 per Private Warrant in a private placement to Tuscan Holdings Acquisition II LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designee, generating gross proceeds of $4,300,000.

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

MARCH 31, 2022

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and EarlyBirdCapital (and its designee) have agreed to vote their Founder Shares, Representative Shares, Private Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

The Company has until June 30, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On March 29, 2022, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from March 31, 2022 to June 30, 2022. As part of the meeting, stockholders redeemed 6,650,144 shares of common stock for an aggregate cash balance of approximately $67,982,003. Additionally, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $265,750 to the Company. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination. These funds have not been received as of March 31, 2022.

Going Concern Consideration

As of March 31, 2022, the Company had $228,021 in its operating bank accounts and working capital of $62,746, excluding the redemption liability of $67,982,003, related party promissory note of $2,171,460, and Delaware franchise taxes of $3,284.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 22, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S Treasury Bills or as cash. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022, the Common stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to possible redemption as of December 31, 2021	95,412,038

Less:
Public Shares Redeemed	(67,982,003)

Add:
Remeasurement of carrying value to redemption value	(259,247)

Common stock subject to possible redemption as of March 31, 2022	$27,170,788

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate for the period is zero due to the taxable loss in the period and due to the valuation allowance recorded against the deferred tax asset.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,118,750 Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net loss	$(547,900)	$954,694
Denominator:
Basic and diluted weighted average shares outstanding	13,897,364	21,987,500
Basic and diluted net (loss) income per common stock	$(0.04)	$0.04

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 7.)

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

Adopted Accounting Standards

Management does not believe there are any recently issued, but not yet effective, accounting standards, if currently adopted, that would have a material effect on the Company’s condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 3. RELATED PARTY TRANSACTIONS

Founder Shares

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

Other Receivable – Related Party

During the year ended December 31, 2021, the Company paid expenses on behalf of an affiliate that were mainly settled during the year ended December 31, 2021. No amount was due or outstanding from this affiliate as of March 31, 2022 and December 31, 2021.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $30,000 in fees for these services.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $750,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit and up to $750,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The units and warrants would be identical to the Private Units and Private Warrants, respectively. No working capital loans were issued or outstanding as of March 31, 2022 and December 31, 2021.

NOTE 4. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on July 11, 2019, the holders of the Founder Shares, Representative Shares, Private Securities, and any units and warrants that may be issued upon conversion of Working Capital Loans (and all underlying securities) will be entitled to registration rights. The holders of the majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Representative Shares, Private Securities or units and warrants issued in payment of Working Capital Loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time commencing after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements

Business Combination Marketing Agreement

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

On March 29, 2022, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from March 31, 2022 to June 30, 2022. As part of the meeting, stockholders redeemed 6,650,144 shares of common stock for an aggregate cash balance of approximately $67,982,003. Additionally, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $265,750 to the Company. These funds have not been received as of March 31, 2022 (see Note 8). The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination.

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

On March 29, 2022, as part of the extension meeting to extend the liquidation date to June 30, 2022, where stockholders redeemed 6,650,144 shares for an aggregate cash balance of $67,982,003, which as of March 31, 2022, was not withdrawn from the Trust Account. As such, the Company has recorded a redemption liability with a corresponding decrease to common stock subject to redemption to demonstrate that the redeemable value of shares has been affected by the special meeting. The total redemption liability as of March 31, 2022 is $67,982,003 (see Note 8).

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 4,737,500 shares of common stock issued and outstanding, excluding 2,657,501 and 9,307,645 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

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

NOTE 6. WARRANTS

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 7. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

At March 31, 2022, the Company had a total of $95,156,074 invested in marketable securities and a cash balance of $0 that was deposited into the trust account for the extension contribution described in Note 3.

At December 31, 2021, the Company had a total of $126,483,655 invested in marketable securities and a cash balance of $930,872 that was deposited into the trust account for the extension contribution described in Note 3.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$95,156,074	$126,483,655

Liabilities:
Warrant Liability – Private Placement Warrants	3	$1,346,625	$1,054,856

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2022 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The key inputs into the Binomial Lattice Model for the Private Placement Warrants were as follows at March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.39%	1.27%
Time to maturity (years)	5.21	5.21
Dividend yield	0.00%	0.00%
Expected volatility	—%	7.0%
Probability of Acquisition	50.0%	100.0%
Exercise price	$11.50	$11.50
Unit Price	$11.26	$10.21

As of March 31, 2022 and December 31, 2021, the aggregate fair values of the Private Placement Warrants were $1.35 million and $1.05 million, respectively.

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2022:

Private Placement
Fair value as of December 31, 2021	$1,054,856
Change in fair value	291,769
Fair value as of March 31, 2022	1,346,625

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2021:

Private Placement
Fair value as of December 31, 2020	$3,865,313
Change in fair value	(1,147,125)
Fair value as of March 31, 2021	2,718,188

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 and 2021.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On March 29, 2022, as part of the extension meeting to extend the liquidation date to June 30, 2022, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $267,750 to the Company. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination. The funds were deposited into the trust account on April 1, 2022. The promissory note nor is the extension deposit reflected in the financial statements as of March 31, 2021.

On April 5, 2022, in relation to the extension meeting to extend the liquidation date to June 30, 2022, $67,982,003 was withdrawn from the Trust Account for the stockholders that redeemed 6,650,144 shares of common stock. The withdrawal of funds from the Trust Account is directly related to the Redemption Liability that is presented on the Company’s condensed balance sheet as of March 31, 2022.

On May 17, 2022, Tuscan Holdings Corp. II (“Tuscan”), Surf Air Global Limited (the “Company”), Surf Air Mobility Inc., a wholly-owned subsidiary of the Company (“Parentco”), THCA Merger Sub Inc., a wholly-owned subsidiary of Parentco (“Merger Sub I”), and SAGL Merger Sub Limited, a wholly-owned subsidiary of Parentco (“Merger Sub II” and together with the Company, Parentco and Merger Sub I, the “Surf Entities”), entered into a Business Combination Agreement (“Merger Agreement”).

Pursuant to the Merger Agreement, upon the closing of the transactions contemplated by the Merger Agreement (the “Transactions”), Merger Sub I will merge with and into Tuscan, with Tuscan surviving, and, simultaneously therewith, Merger Sub II will merge with and into the Company, with the Company surviving (collectively, the “Mergers”). The Merger Agreement contemplates a related business combination transaction pursuant to which on the closing date a wholly-owned subsidiary of Parentco will be merged with and into Southern Airways Corporation (“Southern”), with Southern surviving (the “Southern Acquisition”). Following the Mergers and the Southern Acquisition, (i) the Company, Southern and Tuscan will be wholly-owned subsidiaries of Parentco, (ii) the security holders of Tuscan, the Company and Southern will be security holders of Parentco, (iii) Parentco will be the publicly traded company and (iv) Parentco’s business will be the business of the Company and Southern.

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

All activity through March 31, 2022 relates to our formation, our Initial Public Offering, which was consummated on July 16, 2019, and searching for a target company for a Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $547,900, which consisted of the change in fair value of warrant liability of $291,769 and formation and operating costs of $265,734, offset by interest income on marketable securities held in the Trust Account of $9,603,

For the three months ended March 31, 2021, we had a net income of $954,694, which consisted of the change in fair value of warrant liability of $1,147,125, unrealized gain on marketable securities held in the Trust Account of $15,769 and interest income on marketable securities held in the Trust Account of $34,774, offset by formation and operating costs of $242,974.

Liquidity and Capital Resources

For the three months ended March 31, 2022, cash used in operating activities was $711,822. Net loss of $547,900 was affected by change in fair value of warrant liability of $291,769 and interest income on marketable securities held in the Trust Account of $9,603. Changes in operating assets and liabilities used $446,088 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $74,100. Net income of $954,694 was affected by change in fair value of warrant liability of $1,147,125, interest income on marketable securities held in the Trust Account of $34,774 and an unrealized gain on marketable securities held in the trust account of $15,769. Changes in operating assets and liabilities provided $168,874 of cash for operating activities.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $95,156,074 (including approximately $9,603 of interest income) consisting of funds invested primarily in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

As of March 31, 2022, we had cash of $228,021. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $750,000 of such loans may be convertible into units and up to $750,000 of such loans may be convertible into warrants identical to the Private Units and Private Warrants, at a price of $10.00 per unit and $1.00 per warrant at the option of the lender, respectively. No working capital loans were issued or outstanding as of March 31, 2022 and December 31, 2021.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with un entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

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

Recent Accounting Standards

We do not believe that any recently issued accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as incomplete accounting for the Company’s accrued liabilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management has implemented steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 22, 2022.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

TUSCAN HOLDINGS CORP. II

Date: June 9, 2022	By:	/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2022	By:	/s/ Richard O. Rieger
	Name:	Richard O. Rieger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)