Form 10-Q
period 2022-06-30
Tuscan Holdings Corp. II
filed 2022-08-15
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 7,355,601 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$61,865	$267,965
Other receivable	16	16
Prepaid expenses and other current assets	29,750	10,000
Total Current Assets	91,631	277,981

Marketable securities held in Trust Account	27,332,896	127,414,527
Total Assets	$27,424,527	$127,692,508

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$414,689	$624,663
Promissory note – related party	2,699,020	2,171,460
Redemption liability	—	31,596,178
Total Current Liabilities	3,113,709	34,392,301

Warrant liabilities	423,937	1,054,856
Total Liabilities	3,537,646	35,447,157

Commitments and Contingencies (Note 4)

Common stock subject to possible redemption, 2,618,101 and 9,307,645 shares at redemption value of $10.43 and $10.25 at June 30, 2022 and December 31, 2021, respectively	27,310,612	95,412,038

Stockholders’ Deficit
Preference stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,737,500 shares issued and outstanding (excluding 2,618,101 and 9,307,645 shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	474	474
Accumulated deficit	(3,424,205)	(3,167,161)
Total Stockholders’ Deficit	(3,423,731)	(3,166,687)
Total Liabilities and Stockholders’ Deficit	$27,424,527	$127,692,508

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Operating and formation costs	$382,520	$234,792	$648,254	$477,766
Loss from operations	(382,520)	(234,792)	(648,254)	(477,766)

Other income (expense):
Change in fair value of warrant liability	922,688	(172,068)	630,919	975,057
Interest earned on marketable securities held in Trust Account	38,457	3,865	48,060	38,639
Unrealized gains on marketable securities held in Trust Account	—	—	—	15,769
Total other income (expense), net	961,145	(168,203)	678,979	1,029,465

Income (loss) before provision for income taxes	578,625	(402,995)	30,725	551,699
Provision for income taxes	—	(2,239)	—	(2,239)
Net income (loss)	$578,625	$(405,234)	$30,725	$549,460

Basic and diluted weighted average shares outstanding, Common stock	7,391,537	19,428,760	10,626,479	20,403,518
Basic and diluted net income (loss) per share, Common stock	$0.08	$(0.06)	$0.00	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,737,500	$474	$—	$(3,167,161)	$(3,166,687)
Remeasurement adjustment to amount subject to redemption	—	—	—	259,247	259,247
Net loss	—	—	—	(547,900)	(547,900)
Balance – March 31, 2022	4,737,500	$474	$—	$(3,455,814)	$(3,455,340)
Remeasurement adjustment to amount subject to redemption	—	—	—	(547,016)	(547,016)
Net income	—	—	—	578,625	578,625
Balance – June 30, 2022	4,737,500	$474	$—	$(3,424,205)	$(3,423,731)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	4,737,500	$474	$—	$(3,329,819)	$(3,329,345)
Remeasurement adjustment to amount subject to redemption	—	—	—	(178,225)	(178,225)
Net income	—	—	—	954,694	954,694
Balance – March 31, 2021	4,737,500	$474	$—	$(2,553,350)	$(2,552,876)
Remeasurement adjustment to amount subject to redemption	—	—	—	552,997	552,997
Net loss	—	—	—	(405,234)	(405,234)
Balance – June 30, 2021	4,737,500	$474	$—	$(2,405,587)	$(2,405,113)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$30,725	$549,460
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(630,919)	(975,057)
Interest earned on marketable securities held in Trust Account	(48,060)	(38,639)
Unrealized gain on marketable securities held in Trust Account	—	(15,769)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,750)	(12,500)
Other receivable	—	22,179
Accounts payable and accrued expenses	(209,974)	168,403
Income tax payable	—	(132,220)
Net cash used in operating activities	(877,978)	(434,143)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	250,000	—
Cash withdrawn from Trust Account to pay franchise and income taxes	421,878	480,000
Cash withdrawn from Trust Account to redeeming stockholders	99,985,373	25,827,849
Extension contribution	(527,560)	—
Net cash provided by investing activities	100,129,691	26,307,849

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	527,560	—
Redemption of common stock	(99,985,373)	(25,827,849)
Net cash used in financing activities	(99,457,813)	(25,827,849)

Net Change in Cash	(206,100)	45,857
Cash – Beginning	267,965	515,524
Cash – Ending	$61,865	$561,381

Non-cash investing and financing activities:
Remeasurement adjustment to amount subject to redemption	$287,769	$(374,772)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2022

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

The Company has until December 31, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

On December 27, 2021, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from December 31, 2021 to March 31, 2022. As part of the meeting, stockholders redeemed 3,099,310 shares of common stock for an aggregate cash balance of $31,596,178. As part of the extension meeting to extend the liquidation date to June 30, 2022, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $930,765 to the Company.

On March 29, 2022, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from March 31, 2022 to June 30, 2022. As part of the meeting, stockholders redeemed 6,650,144 shares of common stock for an aggregate cash balance of $67,982,003. Additionally, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $265,750 to the Company. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination. These funds were received on April 1, 2022.

On June 21, 2022, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from June 30, 2022 to December 31, 2022. As part of the meeting, stockholders redeemed 39,400 shares of common stock for an aggregate cash balance of $407,192. Additionally, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor deposited an aggregate of $261,810 into the Company’s Trust Account on June 28, 2022. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination.

Going Concern Consideration

As of June 30, 2022, the Company had $61,865 in its operating bank accounts and working capital deficit of $300,774, excluding the related party promissory note of $2,699,020, and Delaware franchise taxes of $22,284.

The Company will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If the Company is unable to raise additional capital, obtain approval for an extension of the deadline or complete a Business Combination by December 31, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has until December 31, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 31, 2022, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 22, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Cash and Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S Treasury Bills or as cash. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At June 30, 2022, the Common stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to possible redemption as of December 31, 2021	95,412,038

Less:
Public Shares Redeemed	(68,389,195)

Add:
Remeasurement of carrying value to redemption value	287,769

Common stock subject to possible redemption as of June 30, 2022	$27,310,612

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, expenses related to the proposed Business Combination, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,118,750 Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the periods presented.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net income(loss) per common stock
Numerator:
Allocation of net income (loss)	$578,625	$(405,234)	$30,725	$549,460
Denominator:
Basic and diluted weighted average shares outstanding	7,391,537	19,428,760	10,626,479	20,403,518
Basic and diluted net income (loss) per common stock	$0.08	$(0.06)	$0.00	$0.08

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

Recent Accounting Standards

Management does not believe there are any recently issued, but not yet effective, accounting standards, if currently adopted, that would have a material effect on the Company’s condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Other Receivable – Related Party

During the year ended December 31, 2021, the Company paid expenses on behalf of an affiliate that were mainly settled during the year ended December 31, 2021. No amount was due or outstanding from this affiliate as of June 30, 2022 and December 31, 2021.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2022 and 2021, the Company incurred $30,000 and $60,000, and paid $30,000 and $60,000 in fees for these services, respectively.

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

On March 29, 2022, as part of the extension meeting to extend the liquidation date to June 30, 2022, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $265,750 to the Company. The Contribution is non-interest bearing and repayable on the consummation of the Company’s business combination. The funds were deposited into the trust account on April 1, 2022.

On June 21, 2022, as part of the extension meeting to extend the liquidation date to December 31, 2022, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $261,810 to the Company. The Contribution is non-interest bearing and repayable on the consummation of the Company’s business combination. The funds were deposited into the trust account on April 1, 2022.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $750,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit and up to $750,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The units and warrants would be identical to the Private Units and Private Warrants, respectively. No working capital loans were issued or outstanding as of June 30, 2022 and December 31, 2021.

NOTE 4. COMMITMENTS AND CONTINGENCIES

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

Extension Meetings

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

JUNE 30, 2022

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

On March 29, 2022, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from March 31, 2022 to June 30, 2022. As part of the meeting, stockholders redeemed 6,650,144 shares of common stock for an aggregate cash balance of approximately $67,982,003. Additionally, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $265,750 to the Company. These funds were received on April 1, 2022. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination.

On June 21, 2022, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from June 30, 2022 to December 31, 2022. As part of the meeting, stockholders redeemed 39,400 shares of common stock for an aggregate cash balance of approximately $407,192. Additionally, the Sponsor agreed that if the Extension Amendment Proposal was approved, it or its affiliates would lend to the Company $0.10 for each public share that was not converted in connection with the stockholder vote to approve the proposal. Accordingly, the sponsor lent an aggregate of $261,810 to the Company. These funds were received on June 28, 2022. The Contribution was non-interest bearing and repayable on the consummation of the Company’s business combination.

Redemption Liability

On December 27, 2021, as part of the extension meeting to extend the liquidation date to March 31, 2022, where stockholders redeemed 3,099,310 shares for an aggregate cash balance of $31,596,178, which as of December 31, 2021, was not withdrawn from the Trust Account. As such, the Company recorded a redemption liability with a corresponding decrease to common stock subject to redemption to demonstrate that the redeemable value of shares has been affected by the special meeting. The total redemption liability as of December 31, 2021 was $31,596,178.

Business Combination Agreement

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 4,737,500 shares of common stock issued and outstanding, excluding 2,618,101 and 9,307,645 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

At June 30, 2022, the Company had a total of $ 27,332,896 invested in marketable securities.

At December 31, 2021, the Company had a total of $126,483,655 invested in marketable securities and a cash balance of $930,872 that was deposited into the trust account for the extension contribution described in Note 3.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$27,332,896	$126,483,655

Liabilities:
Warrant Liability – Private Placement Warrants	3	$423,937	$1,054,856

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The key inputs into the Binomial Lattice Model for the Private Placement Warrants were as follows:

	June 30, 2022	December 31, 2021
Risk-free interest rate	2.97%	1.27%
Time to maturity (years)	5.5	5.21
Dividend yield	0.00%	0.00%
Expected volatility	—%	7.0%
Probability of Acquisition	30.0%	100.0%
Exercise price	$11.50	$11.50
Unit Price	$11.34	$10.21

As of June 30, 2022 and December 31, 2021, the aggregate fair values of the Private Placement Warrants were $0.42 million and $1.05 million, respectively.

The following table presents the changes in the fair value of warrant liabilities for the three and six months ended June 30, 2022:

Private Placement
Fair value as of December 31, 2021	$1,054,856
Change in fair value	291,769
Fair value as of March 31, 2022	1,346,625
Change in fair value	(922,688)
Fair value as of June 30, 2022	423,937

The following table presents the changes in the fair value of warrant liabilities for the three and six months ended June 30, 2021:

Private Placement
Fair value as of December 31, 2020	$3,865,313
Change in fair value	(1,147,125)
Fair value as of March 31, 2021	2,718,188
Change in fair value	172,068
Fair value as of June 30, 2021	2,890,256

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 and 2021.

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

All activity through June 30, 2022 relates to our formation, our Initial Public Offering, which was consummated on July 16, 2019, and searching for a target company for a Business Combination.

Recent Developments

On January 5, 2021, we received a notice from the staff of the Listing Qualifications Department of the Nasdaq Stock Market stating that we were no longer in compliance with Nasdaq Listing Rule 5620(a) for continued listing due to its failure to hold an annual meeting of stockholders within twelve months of the end of our fiscal year ended December 31, 2019. In accordance with Nasdaq Listing Rule 5810(c)(2)(G), we submitted a plan to regain compliance on February 17, 2021. Nasdaq accepted our plan and granted us an extension through June 29, 2021 to hold an annual meeting. We held the annual meeting on April 14, 2021, and extended the date by which the Company has to consummate a business combination from April 16, 2021 to September 30, 2021. On September 28, 2021, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from September 30, 2021 to December 31, 2021. As part of the meeting, stockholders redeemed 2,284,305 shares of common stock for an aggregate cash balance of approximately $23,059,000. On December 27, 2021, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from December 31, 2021 to March 31, 2022. As part of the meeting, stockholders redeemed 3,099,310 shares of common stock for an aggregate cash balance of approximately $31,596,000. On March 29, 2022, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from March 31, 2022 to June 30, 2022. As part of the meeting, stockholders redeemed 6,650,144 shares of common stock for an aggregate cash balance of approximately $67,982,000. On June 21, 2022, the Company held a stockholder meeting to further extend the date by which the Company has to consummate a business combination from June 30, 2022 to December 31, 2022. As part of the meeting, stockholders redeemed 39,400 shares of common stock for an aggregate cash balance of approximately $407,192.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $578,625, which consisted of the change in fair value of warrant liability of $922,688 and interest income on marketable securities held in the Trust Account of $38,456, offset by formation and operating costs of $382,519.

For the six months ended June 30, 2022, we had a net income of $30,725, which consisted of the change in fair value of warrant liability of $ 630,919 and interest income on marketable securities held in the Trust Account of $ 48,059, offset by formation and operating costs of $648,253.

For the three months ended June 30, 2021, we had a net loss of $405,234, which consisted of the change in fair value of warrant liability of $172,068, formation and operating costs of $234,792 and provision for income taxes $2,239, offset by interest income on marketable securities held in the Trust Account of $3,865.

For the six months ended June 30, 2021, we had a net income of $549,460, which consisted of the change in fair value of warrant liability of $975,057, unrealized gain on marketable securities held in the Trust Account of $15,769 and interest income on marketable securities held in the Trust Account of $38,639, offset by formation and operating costs of $477,766 and provision for income taxes $2,239.

Liquidity and Capital Resources

For the six months ended June 30, 2022, cash used in operating activities was $877,977. Net income of $30,725 was affected by change in fair value of warrant liability of $630,919 and interest income on marketable securities held in the Trust Account of $48,059. Changes in operating assets and liabilities used $229,724 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $434,143. Net income of $549,460 was affected by change in fair value of warrant liability of $975,057, interest income on marketable securities held in the Trust Account of $38,639 and an unrealized gain on marketable securities held in the trust account of $15,769. Changes in operating assets and liabilities provided $45,862 of cash for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $27,332,896 (including $38,456 of interest income) consisting of funds invested primarily in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

As of June 30, 2022, we had cash of $61,865. We intend to use the funds held outside the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $750,000 of such loans may be convertible into units and up to $750,000 of such loans may be convertible into warrants identical to the Private Units and Private Warrants, at a price of $10.00 per unit and $1.00 per warrant at the option of the lender, respectively. No working capital loans were issued or outstanding as of June 30, 2022 and December 31, 2021.

The Company will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If the Company is unable to raise additional capital, obtain approval for an extension of the deadline or complete a Business Combination by December 31, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has until December 31, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 31, 2022, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with un entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as incomplete accounting for the Company’s accrued liabilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

TUSCAN HOLDINGS CORP. II

Date: August 15, 2022	By:	/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Richard O. Rieger
	Name:	Richard O. Rieger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)