Form 10-Q
period 2022-09-30
Tuscan Holdings Corp. II
filed 2022-11-14
CIK 1773087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 7,355,601 shares of the Company’s common stock, $0.0001 par value per share issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

TUSCAN HOLDINGS CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$172,267	$267,965
Other receivable	16	16
Prepaid expenses and other current assets	14,875	10,000
Total Current Assets	187,158	277,981

Marketable securities held in Trust Account	27,253,121	127,414,527
Total Assets	$27,440,279	$127,692,508

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$436,133	$624,663
Promissory notes – related parties	2,949,020	2,171,460
Redemption liability	—	31,596,178
Total Current Liabilities	3,385,153	34,392,301

Warrant liabilities	259,849	1,054,856
Total Liabilities	3,645,002	35,447,157

Commitments and Contingencies (Note 4)

Common stock subject to possible redemption, 2,618,101 and 9,307,645 shares at redemption value of $10.39 and $10.25 at September 30, 2022 and December 31, 2021, respectively	27,211,837	95,412,038

Stockholders’ Deficit
Preference stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,737,500 shares issued and outstanding (excluding 2,618,101 and 9,307,645 shares subject to possible redemption) at September 30, 2022 and December 31, 2021, respectively	474	474
Accumulated deficit	(3,417,034)	(3,167,161)
Total Stockholders’ Deficit	(3,416,560)	(3,166,687)
Total Liabilities and Stockholders’ Deficit	$27,440,279	$127,692,508

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Operating and formation costs	$378,417	$222,865	$1,026,671	$700,631
Loss from operations	(378,417)	(222,865)	(1,026,671)	(700,631)

Other income:
Change in fair value of warrant liability	164,088	1,157,100	795,007	2,132,157
Interest earned on marketable securities held in Trust Account	122,725	17,677	170,785	56,316
Unrealized gains on marketable securities held in Trust Account	—	(15,769)	—	—
Total other income, net	286,813	1,159,008	965,792	2,188,473

Income (loss) before provision for income taxes	(91,604)	936,143	(60,879)	1,487,842
Provision for income taxes	—	—	—	(2,239)
Net income (loss)	$(91,604)	$936,143	$(60,879)	$1,485,603

Basic and diluted weighted average shares outstanding, Common stock	7,352,175	19,416,277	9,524,205	20,395,151
Basic and diluted net income (loss) per share, Common stock	$(0.01)	$0.05	$(0.01)	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,737,500	$474	$—	$(3,167,161)	$(3,166,687)
Remeasurement adjustment to amount subject to redemption	—	—	—	259,247	259,247
Net loss	—	—	—	(547,900)	(547,900)
Balance – March 31, 2022	4,737,500	$474	$—	$(3,455,814)	$(3,455,340)
Remeasurement adjustment to amount subject to redemption	—	—	—	(547,016)	(547,016)
Net income	—	—	—	578,625	578,625
Balance – June 30, 2022	4,737,500	$474	$—	$(3,424,205)	$(3,423,731)
Remeasurement adjustment to amount subject to redemption	—	—	—	98,775	98,775
Net loss	—	—	—	(91,604)	(91,604)
Balance – September 30, 2022	4,737,500	$474	$—	$(3,417,034)	$(3,416,560)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	4,737,500	$474	$—	$(3,329,819)	$(3,329,345)
Remeasurement adjustment to amount subject to redemption	—	—	—	(178,225)	(178,225)
Net income	—	—	—	954,694	954,694
Balance – March 31, 2021	4,737,500	$474	$—	$(2,553,350)	$(2,552,876)
Remeasurement adjustment to amount subject to redemption	—	—	—	552,997	552,997
Net loss	—	—	—	(405,234)	(405,234)
Balance – June 30, 2021	4,737,500	$474	$—	$(2,405,587)	$(2,405,113)
Remeasurement adjustment to amount subject to redemption	—	—	—	(1,203,503)	(1,203,503)
Net income	—	—	—	936,143	936,143
Balance – September 30, 2021	4,737,500	$474	$—	$(2,672,947)	$(2,672,473)

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(60,879)	$1,485,603
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liability	(795,007)	(2,132,157)
Interest earned on marketable securities held in Trust Account	(170,785)	(56,316)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,875)	2,000
Other receivable	—	9,679
Accounts payable and accrued expenses	(188,530)	239,378
Income tax payable	—	(132,220)
Net cash used in operating activities	(1,220,076)	(584,033)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	452,500	—
Cash withdrawn from Trust Account to pay franchise and income taxes	421,878	480,000
Cash withdrawn from Trust Account to redeeming stockholders	99,985,373	25,827,849
Extension contribution	(527,560)	(1,240,695)
Net cash provided by investing activities	100,332,191	25,067,154

Cash Flows from Financing Activities:
Proceeds from promissory notes - related parties	777,560	1,240,696
Redemption of common stock	(99,985,373)	(25,827,849)
Net cash used in financing activities	(99,207,813)	(24,587,153)

Net Change in Cash	(95,698)	(104,032)
Cash – Beginning	267,965	515,524
Cash – Ending	$172,267	$411,492

Non-cash investing and financing activities:
Remeasurement adjustment to amount subject to redemption	$188,994	$828,731

The accompanying notes are an integral part of the unaudited condensed financial statements.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and in connection therewith entering into the Merger Agreement (defined below) with the Surf Entities (defined below), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on July 11, 2019. On July 16, 2019, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $150,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 215,000 units (the “Private Units”) at a price of $10.00 per Private Unit and the sale of 2,150,000 warrants (the “Private Warrants” and, together with the Private Units, the “Private Securities”) at a price of $1.00 per Private Warrant in a private placement to Tuscan Holdings Acquisition II LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”) and its designees, generating gross proceeds of $4,300,000.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income and other tax obligations and up to $250,000 per 12-month period for working capital requirements). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and EarlyBirdCapital (and its designes) have agreed to vote their Founder Shares, Representative Shares, Private Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

The Sponsor and EarlyBirdCapital (and its designees) have agreed (a) to waive their redemption rights with respect to their Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares, Representative Shares and Private Shares if the Company fails to consummate a Business Combination, and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has until December 31, 2022 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period and such date is not otherwise extended by stockholder vote, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

SEPTEMBER 30, 2022

(Unaudited)

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Going Concern Consideration

As of September 30, 2022, the Company had $172,267 in its operating bank accounts and working capital deficit of $207,691, excluding the related party promissory note of $2,949,020, and Delaware franchise taxes payable of $41,284.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

General Legal Matters

A purported stockholder of the Company sent a demand letter (the “Demand”) alleging deficiencies and/or omissions in the Registration Statement on Form S-4 filed by Parentco with the SEC on October 24, 2022. The Demand seeks additional disclosures to remedy these purported deficiencies. The Company believes that the allegations in the Demand are meritless.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 22, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Cash and Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S Treasury Bills or as cash. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

At September 30, 2022, the Common stock reflected in the condensed balance sheets are reconciled in the following table:

Common stock subject to possible redemption as of December 31, 2020	174,281,305

Less:
Public Shares Redeemed	(80,482,623)
Add:
Remeasurement adjustment to amount subject to redemption	1,613,356
Common stock subject to possible redemption as of December 31, 2021	95,412,038
Less:
Public Shares Redeemed	(68,389,195)
Add:
Remeasurement adjustment to amount subject to redemption	188,994

Common stock subject to possible redemption as of September 30, 2022	$27,211,837

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

Our effective tax rate was 0.00% for the three months ended September 30, 2022, and 2021, respectively, and 0.00% and 0.15% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, expenses related to the proposed Business Combination, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. The Company calculates earnings per share by allocating net (loss) income to a single class of common stock. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,118,750 shares of common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per common stock is the same as basic net (loss) income per common stock for the periods presented.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per common stock (in dollars, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net (loss) income per common stock
Numerator:
Allocation of net (loss) income	$(91,604)	$936,143	$(60,879)	$1,485,603
Denominator:
Basic and diluted weighted average shares outstanding	7,352,175	19,416,277	9,524,205	20,395,151
Basic and diluted net (loss) income per common stock	$(0.01)	$0.05	$(0.01)	$0.07

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

SEPTEMBER 30, 2022

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

Other Receivable – Related Party

During the year ended December 31, 2021, the Company paid expenses on behalf of an affiliate that were mainly settled during the year ended December 31, 2021. No amount was due or outstanding from this affiliate as of September 30, 2022 and December 31, 2021.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 11, 2019, through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2022, and 2021, the Company incurred $30,000 and $90,000, and paid $30,000 and $90,000 in fees for these services, respectively.

Promissory Notes — Related Parties

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

On September 1, 2022, the Company issued a promissory note to Surf evidencing a loan in an aggregate amount of $250,000. The loan proceeds are to be used for working capital purposes. The promissory note bears interest at 4% per annum and is payable upon the consummation of a Business Combination. If the Company does not consummate such a Business Combination, the promissory note will not be repaid, and all amounts owed under the promissory note will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. The promissory note includes customary events of default, including upon the failure to make payments when due and upon the occurrence of bankruptcy proceedings or similar events. As of September 30, 2022, the full amount of the promissory note was drawn and outstanding.

On October 14, 2022, the sponsor lent an aggregate of $87,270 to the Company for the fourth month of the Extension.

On October 31, 2022, the sponsor lent an aggregate of $86,397 to the Company for the fifth month of the Extension.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Insiders, or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $750,000 of such Working Capital Loans may be converted into units of the post Business Combination entity at a price of $10.00 per unit and up to $750,000 of such Working Capital Loans may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant. The units and warrants would be identical to the Private Units and Private Warrants, respectively. No working capital loans were issued or outstanding as of September 30, 2022 and December 31, 2021.

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

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to $6,037,500 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating a Business Combination.

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

SEPTEMBER 30, 2022

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

On October 14, 2022, the sponsor lent an aggregate of $87,270 to the Company for the fourth month of the Extension.

On October 31, 2022, the sponsor lent an aggregate of $86,397 to the Company for the fifth month of the Extension.

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

Business Combination Agreement

On May 17, 2022, the Company, Surf, Parentco, Merger Sub I and Merger Sub II entered into the Merger Agreement.

Pursuant to the Merger Agreement, upon the closing of the transactions contemplated by the Merger Agreement (the “Transactions”), Merger Sub I will merge with and into the Company, with the Company surviving, and, simultaneously therewith, Merger Sub II will merge with and into Surf, with Surf surviving (collectively, the “Mergers”). The Merger Agreement contemplates a related Business Combination transaction pursuant to which on the closing date a wholly-owned subsidiary of Parentco will be merged with and into Southern Airways Corporation (“Southern”), with Southern surviving (the “Southern Acquisition”). Following the Mergers and the Southern Acquisition, (i) Surf, Southern and the Company will be wholly-owned subsidiaries of Parentco, (ii) the security holders of the Company, Surf and Southern will be security holders of Parentco, (iii) Parentco will be the publicly traded company and (iv) Parentco’s business will be the business of Surf and Southern.

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 5. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 4,737,500 shares of common stock issued and outstanding, excluding 2,618,101 and 9,307,645 shares of common stock subject to possible redemption which are presented as temporary equity, respectively.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

At September 30, 2022, the Company had a total of $27,253,121 invested in marketable securities.

At December 31, 2021, the Company had a total of $126,483,655 invested in marketable securities and a cash balance of $930,872 that was deposited into the Trust Account for the extension contribution described in Note 3.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$27,253,121	$126,483,655

Liabilities:
Warrant Liability – Private Placement Warrants	3	$259,849	$1,054,856

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

TUSCAN HOLDINGS CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The key inputs into the Binomial Lattice Model for the Private Placement Warrants were as follows:

	September 30, 2022	December 31, 2021
Risk-free interest rate	3.97%	1.27%
Time to maturity (years)	5.25	5.21
Dividend yield	0.00%	0.00%
Expected volatility	—%	7.0%
Probability of Acquisition	10.0%	100.0%
Exercise price	$11.50	$11.50
Unit Price	$10.39	$10.21

As of September 30, 2022 and December 31, 2021, the aggregate fair values of the Private Placement Warrants were $0.26 million and $1.05 million, respectively.

The following table presents the changes in the fair value of warrant liabilities for the three and nine months ended September 30, 2022:

Private Placement
Fair value as of December 31, 2021	$1,054,856
Change in fair value	291,769
Fair value as of March 31, 2022	1,346,625
Change in fair value	(922,688)
Fair value as of June 30, 2022	423,937
Change in fair value	(164,088)
Fair value as of September 30, 2022	$259,849

The following table presents the changes in the fair value of warrant liabilities for the three and nine months ended September 30, 2021:

Private Placement
Fair value as of December 31, 2020	$3,865,313
Change in fair value	(1,147,125)
Fair value as of March 31, 2021	2,718,188
Change in fair value	172,068
Fair value as of June 30, 2021	2,890,256
Change in fair value	(1,157,100)
Fair value as of September 30, 2021	1,733,156

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 and 2021.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 14, 2022, the Sponsor lent an aggregate of $87,270 to the Company for the fourth month of the extension as described in Note 3 above and these funds were deposited into Company’s Trust Account on that date.

On October 31, 2022, the Sponsor lent an aggregate of $86,397 to the Company for the fifth month of the Extension and these funds were deposited into Company’s Trust Account.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 25, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

All activity through September 30, 2022 relates to our formation, our Initial Public Offering, which was consummated on July 16, 2019, and searching for a target company for a Business Combination.

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

On May 17, 2022, we entered into a Business Combination Agreeement (“Merger Agreement) with Surf Air Global Limited (“Surf”), Surf Air Mobility Inc., a wholly-owned subsidiary of Surf (“Parentco”), THCA Merger Sub Inc., a wholly-owned subsidiary of Parentco (“Merger Sub I”), and SAGL Merger Sub Limited, a wholly-owned subsidiary of Parentco (“Merger Sub II” and together with Surf, Parentco and Merger Sub I, the “Surf Entities”).

Pursuant to the Merger Agreement, upon the closing of the transactions contemplated by the Merger Agreement (the “Transactions”), Merger Sub I will merge with and into our company, with our company surviving, and, simultaneously therewith, Merger Sub II will merge with and into Surf, with Surf surviving (collectively, the “Mergers”). The Merger Agreement contemplates a related Business Combination transaction pursuant to which on the closing date a wholly-owned subsidiary of Parentco will be merged with and into Southern Airways Corporation (“Southern”), with Southern surviving (the “Southern Acquisition”). Following the Mergers and the Southern Acquisition, (i) the Company, Southern and Surf will be wholly-owned subsidiaries of Parentco, (ii) the security holders of the Company, Surf and Southern will be security holders of Parentco, (iii) Parentco will be the publicly traded company and (iv) Parentco’s business will be the business of Surf and Southern.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $91,604, which consisted of the formation and operating costs of $378,417 offset by change in fair value of warrant liability of $164,088 and interest income on marketable securities held in the Trust Account of $122,725.

For the nine months ended September 30, 2022, we had a net loss of $60,879, which consisted of the formation and operating costs of $1,026,671, offset by change in fair value of warrant liability of $795,007 and interest income on marketable securities held in the Trust Account of $170,785.

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

Liquidity and Capital Resources

For the nine months ended September 30, 2022, cash used in operating activities was $1,220,076. Net loss of $60,879 was affected by change in fair value of warrant liability of $795,007 and interest income on marketable securities held in the Trust Account of $170,785. Changes in operating assets and liabilities used $193,405 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $584,033. Net income of $1,485,603 was affected by change in fair value of warrant liability of $2,132,157 and interest income on marketable securities held in the Trust Account of $56,316. Changes in operating assets and liabilities provided $118,837 of cash for operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $27,253,121 (including $122,725 of interest income) consisting of funds invested primarily in U.S. treasury bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

As of September 30, 2022, we had cash of $172,267. We intend to use the funds held outside the Trust Account for general operating expenses in connection with consummating the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $750,000 of such loans may be convertible into units and up to $750,000 of such loans may be convertible into warrants identical to the Private Units and Private Warrants, at a price of $10.00 per unit and $1.00 per warrant at the option of the lender, respectively. No working capital loans were issued or outstanding as of September 30, 2022 and December 31, 2021.

The Company will need to raise additional capital through loans or additional investments from our initial stockholders, officers or directors. If the Company is unable to raise additional capital, obtain approval for an extension of the deadline or complete a Business Combination by December 31, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has until December 31, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 31, 2022 and such date is not extended by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with un entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income Per Common Share

Net (loss) income per common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding for the period. The Company calculates earnings per share by allocating net (loss) income to a single class of common stock. Accretion associated with the redeemable common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as incomplete accounting for the Company’s accrued liabilities. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified material weaknesses in internal controls related to the accounting for complex financial instruments as well as incomplete accounting for the Company’s accrued liabilities. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Material weaknesses identified above have not been remediated as of September 30, 2022.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on April 22, 2022 and our forms 10-Q for the quarterly periods ended March 31, 2022 and June 30, 2022 filed with the SEC on June 9, 2022 and August 15, 2022, respectively.

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following a Business Combination, hinder our ability to consummate a Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

TUSCAN HOLDINGS CORP. II

Date: November 14, 2022	By:	/s/ Stephen A. Vogel
	Name:	Stephen A. Vogel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Richard O. Rieger
	Name:	Richard O. Rieger
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)